Form 10KSB
period 2002-12-31
ECP VENTURES INC
filed 2003-03-25
CIK 1174290

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-89208

ECP VENTURES INC.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	41-203667 (IRS Employer Identification No.)

ECP VENTURES INC.
1635 Blue Jay Place
Coquitlam, BC
Canada
V3E 3E2
(Address of principal executive offices, including zip code)

(604) 468-9586
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ x ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is zero.

The aggregate market value of the voting common stock held by non-affiliates on March 19, 2003, computed at which the stock was sold, was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 19, 2003, there were no shares of common voting stock, $0.001 par value per share, held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 19, 2003 - 1,000,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 12, 2002. We are an exploration stage company. We have acquired a mining interest in one property located in the Alberni Mining Division of British Columbia, Canada. We intend to explore for gold on our property. We have not generated any revenue or conducted any operations since inception.

Our administrative office is located at 1635 Blue Jay Place, Coquitlam, BC, Canada, V3E 3E2, telephone number (604) 468-9586, fax number (604) 468-9512, and our registered statutory office is located at 4745 Caughlin Parkway, Reno, Nevada, USA, 89509. Our offices are leased from LCC Venture Corp., a company wholly owned by Mr. Chen Peng, on a month-to-month basis, and our monthly rental is CDN $500.

Business of the Company

On April 8, 2002 we entered into an option agreement (the "Agreement") with Mr. Larry Sostad, the claims owner. Pursuant to the Agreement, the claims owner granted to us an option to acquire a 100% interest in four mineral claims situated in the Alberni Mining Division, Province of British Columbia (the "Property"). The claims owner shall be entitled to receive from us a two (2%) percent Net Smelter Returns.

"Net Smelter Returns" shall mean the net amount shown due by the smelter or other place of sale from the sale of mineral products, as indicated by its returns or settlement sheets, after payment of:

(a) all freight charges from the shipping point to the smelter or other place of sale;

(b) all other proper treatment or other charges at such smelter or other place of sale; and

(c) provincial or federal royalties due and payable on production, if any.

We have paid to the claims owner $3,870 (CDN $6,000). Under the terms of the Agreement we need to pay the claims owner CDN $7,000 on or before October 8, 2003, pay the claims owner CDN $7,000 on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the Property of CDN $50,000 on or before June 30, 2003; and make Exploration Expenditures on the Property of a further CDN $100,000 on or before June 30, 2004.

Under the terms of the Agreement, we, upon the execution of the Agreement, have immediate access to the Property to start exploration work. We have two phases of exploration programs. Further exploration will be required before a final evaluation is to the economic and legal feasibility is determined.

We have a further option to purchase one-half of the Net Smelter Return Royalty, i.e. 1% in consideration of the sum of CDN $1,000,000 at any time before the Property is placed into commercial production.

Upon the payment of monies and the making of exploration expenditures, the claims owner shall transfer to us a 100% interest in the Property free and clear of all encumbrances save and except Net Smelter Return's and shall deliver the same to us.

We will decide after completing the two phases of the exploration programs whether it will be to the benefit of ECP to exercise the option to purchase one-half Net Smelter Returns Royalty. If we decide to exercise this option, we will secure the referred funding through a public offering or private placement.

We may at any time abandon our interest in the Property and terminate the Agreement by giving notice to the claims owner and by meeting any and all outstanding duties regarding the Property. However, before the Property is surrendered, we must make cash payments to the claims owner of not less than CDN $10,000.00. The CDN $10,000.00 is to include any amounts that we have paid to the claims owner.

To date we have not performed any work on our property. Mr. James W. McLeod, director and secretary of ECP will oversee and conduct the exploration. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists on our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Mr. James McLeod, a member of Associates of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada who is also the Secretary, Treasurer and Director of ECP, prepared the geologists report for us dated April 27, 2002. Mr. McLeod selected our property based on his personal work experience in British Columbia including the claim area and the technical information available from available reports.

Location and Access

The claims area is located on NTS map sheet, 92E/9E at latitude 49 degrees 37' north and longitude 126 degrees 03' west. The claims area is situated 12.5 miles south of the town of Gold River, British Columbia, Canada on the west coast of Vancouver Island. The property lies in the Alberni Mining Division, British Columbia, Canada.

Access to our property is gained by traveling 54 miles southwest of the town of Campbell River, British Columbia, which lies on the east coast of Vancouver Island, on the good, all weather Gold River road. Then traveling by boat to the southeast for 15 miles to our property which lies on the west side of Matchlee Bay at the head of Muchalat Inlet. Property road access is gained from the mouth of June Creek trending in a west and northwest direction. A total of approximately 1 mile of property and/or logging roads, nearly all on the north side of June Creek, provide access to the claims and various showings. There is a landing area at the mouth of June Creek for a crew boat or equipment barge to land and off-load and which affords access to our property road.

Claim Status

The following are a list our claims:

Name of Claim	Claim Number	Date of Record	Expiry Date
June 1	363010	May 31, 2002	May 31, 2003
June 2	363011	May 31, 2002	May 31, 2003
June 3	363012	May 31, 2002	May 31, 2003
June 4	363013	May 31, 2002	May 31, 2003

In order to keep the claims in good standing, we must renew the claims each year before the expiration date by either recording the exploration work performed during the past year or paying cash in lieu of work which is at the rate of $200/claim/year in Can. Funds.

Physiography and Climate

The property is situated on the eastern flank of the Pierce Range on the Westcoast of Vancouver Island.

The property covers moderately rugged, mountainous terrain that is tree covered and much of which has undergone logging. The elevations of the claim area range from sea level to 1,300. The winters are mild and wet. It is not uncommon for the property area to experience little or no snow and mild conditions throughout the winter, except of course at higher elevations where snow can be heavy.

Property Geology

The property is seen to be underlain by three main rock types: the oldest being volcanics that are followed by recrystallized limestone and finally by the youngest rocks that are seen in the southeastern portion of the property which are intrusive rocks.

Base and precious metals have been reported from the property, but we cannot confirm exactly where or in what quantities. They are reportedly found in quartz veins, but this also remains to be determined.

Our Proposed Exploration Program

We must conduct exploration to determine what amounts of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our property. We do not claim to have any minerals or reserves whatsoever at this time on our property.

Our recommended exploration program that is of two phases, Phase I and Phase II, with the implementation of Phase II being contingent on positive results being obtained from the Phase I program.

We intend to implement a recommended exploration Phase I program and intend to proceed in the following manner:

Phase I will involve performing a number of geophysical property surveys. The first step will be to install a grid over the property that will tie together all of the survey stations. We will then conduct instrument recorded characteristics of the magnetic, conductive and voltage measurements of the property over the grid area and will be taken along the grid lines. Soil and rock geochemistry will be conducted over the same area. The grid lines will be 100 feet apart with measurements taken every 50 feet. Geological rock exposure mapping and rock sampling will be undertaken within the survey grid.

The purpose of this phase of explorations is to confirm the surface geology of the claim area, the position and area extent of the structure of any rock contacts or veins which may be found or indicated. This program if successful in find surface mineralization, will render sample assay results from the areas of mineralization

The data will be plotted on property base maps and conclusions will be drawn from this data

Phase I will take approximately one month to complete an estimated cost of $32,500 (CDN $50,000).

A Phase II program will be initiated if positive results are obtained from the Phase I program which will involve mainly excavator trenching, hand trenching and rock drilling.

Phase II will be further programs of trenching and drilling contingent upon favorable exploration results being obtained from the Phase I program. Work would begin with trenching in areas of anomalous values. The excavator trenching would be useful in exposing mineralized bedrock.

The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface.

The Phase II program will take approximately 45 days to complete at an estimated cost of $65,500 (CDN $100,000). If we find mineralized materials, we intend to try to develop the reserves ourselves, and/or bring in other interested parties or partners.

Mr. McLeod will oversee and conduct the exploration on our property. See "Business" for a description of Mr. McLeod's qualifications.

Competitive Factors

The gold mining industry includes companies of all sizes, from the large production and exploration companies to the smallest companies. We are within the latter group, but all major companies have had a small or at least modest beginning. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining exploration business. While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from out of our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act (the "Act"). This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting Health and Safety, Archaeological Sites and Exploration Access.

Phase I of our exploration program does not require a permit and there are no costs associated with this.

Phase II of our exploration program requires a permit from the district inspector. A district inspector is an agent of the provincial government, who is responsible for ensuring that mining companies comply with the Health, Safety and Reclamation Code, in a particular mining district. Exploration work that requires permitting includes:

  drilling, trenching and excavating using machinery;

  blasting;

  disturbance of ground by mechanical means;

  disturbance of ground by mechanical means;

  construction, modification, deactivation and reclamation of an exploration access;

  induced polarization surveys using exposed electrodes;

  site reclamation.

We are also required to give written or verbal notification to the district inspector prior to the comment of exploration activities.

We are required to reclaim our mining claim after we completed our exploration program. We must remove the garbage, drums of fuel, clean the spills and fill in the open trenches. The estimated cost would be approximately $1,000.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Chen Peng and James W. McLeod, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Peng and McLeod, our officers and directors, who were not paid any compensation for their services. Messrs. Peng and McLeod do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

Risk Factors

Risks associated with our Company are as follows:

1. We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated on March 12, 2002, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2002 is $26,579. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, and our ability to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We have no known mineral reserves, and if we cannot find any we will have to cease operations.

We have no known mineral reserves. If we do not find a mineral reserve containing gold or if we cannot develop the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

3. Weather interruptions in the Province of British Columbia may affect and delay our proposed exploration operations.

Although our proposed exploration work can be performed throughout the year, heavy rain and possibly snowfall may make the roads impassable and boat access impossible. This will make us unable to work, and generate income.

4. Because we are small and do not have much capital, we must limit our exploration and development. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration and development of interests in our property. In particular, we will not:

devote the time we would like to exploring our property;

spend as much money as we would like to exploring our property.

rent the quality of equipment we would like to have for exploration.

have the number of people working on our property that we would like to have.

By limiting our operations, it will take longer to explore and develop our property. There are other larger exploration companies that could and probably would spend more time and money exploring the property that we have acquired.

5. We may not have enough money to complete our exploration.

We may not have enough money to complete the exploration of our property. As of December 31, 2002 the amount of working capital is a deficiency of $25,579. If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money, and can't raise it, we will have to suspend or cease operations.

6. Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies.

One of our officers and directors has conflicts of interest in that he is an officer and director of another mining exploration company. In the future, if we decide to acquire a mineral property, which is also sought by the other company, which Mr. McLeod is an officer and director, a direct conflict of interest could result.

7. We may have to pay back the loan provided by Mr. Chen Peng on demand.

Mr. Chen Peng, through his wholly owned subsidiary, LLC Venture Corp. has loaned the Company $50,000. If LCC Venture Corp. demands payment of the loan, we will have to raise money through borrowing from other persons or a private placement There is no assurance that we will be able to raise the money. If we can't raise the money, we will have to suspend or cease operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

The claims area is located on NTS map sheet, 92E/9E at latitude 49 degrees *37' north and longitude 126 degrees 03' west. The claims area is situated 12.5 miles south of the town of Gold River, British Columbia, Canada on the west coast of Vancouver Island. The property lies in the Alberni Mining Division, British Columbia, Canada.

Access to our property is gained by traveling 54 miles southwest of the town of Campbell River, British Columbia, which lies on the east coast of Vancouver Island, on the good, all weather Gold River road. Then traveling by boat to the southeast for 15 miles to our property which lies on the west side of Matchlee Bay at the head of Muchalat Inlet. Property road access is gained from the mouth of June Creek trending in a west and northwest direction. A total of approximately 1 mile of property and/or logging roads, nearly all on the north side of June Creek, provide access to the claims and various showings. There is a landing area at the mouth of June Creek for a crew boat or equipment barge to land and off-load and which affords access to our property road.

Our administrative office is located at 1635 Blue Jay Place, Coquitlam, BC, Canada, V3E 3E2, telephone number (604) 468-9856, fax number (604) 468-9512, and our registered statutory office is located at 4745 Caughlin Parkway, Reno, Nevada, USA, 89509. Our office is leased from LCC Venture Corp., a company wholly owned by Mr. Chen Peng, on a month-to-month basis, and our monthly rental is CDN $500.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March 19, 2003 there was no public trading market for our common stock. As at March 19, 2003, we had 2 shareholders of record of our common stock.

We issued 1,000,000 unregistered common shares to the founders of the Company who are directors and officers of the Company on March 12, 2002 for a total amount of $1,000.

We filed a Form SB-2 Registration Statement on May 27, 2002 for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share. The Securities and Exchange Commission declared it effective on January 30, 2003. It is self-underwritten by one of our officers. The offering period is 90 days from the effective date and may be extended for another 90 days if we choose. As of March 19, 2003, no shares had been issued to the public.

There has been no direct nor indirect payment from the proceeds to any directors, officers, person or persons owning 10% or more of our shares, any affiliates of the Company or others.

There are no outstanding options or warrants, or other securities convertible into common equity. Of the 1,000,000 shares of common stock outstanding as of March 19, 2003, 1,000,000 are restricted securities any may only be resold in compliance with Rule 144 of the Securities Act of 1933 and no common shares are deemed free trading.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. There is no compensation plans under which our common stocks are authorized for issuance.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as December 31, 2002. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

As at December 31, 2002, the Company had cash resources of $25,321. We do not know how long this money will last. It depends upon the amount of proceeds we will receive upon the closing of the public offering pursuant to the Form SB-2 Registration Statement filed by the Company. The offering is for a period of 90 days from January 30, 2003 and may be extended to an additional 90 days if we choose to do so.

Results in Operations

From Inception on March 12, 2002.

We just recently acquired our first mining interest in a property located at Alberni Mining District of British Columbia under the Agreement (see "Business" on page 13) and are commencing the research and exploration on the Property at this time.

Since inception, we have used our common stock to raise money, we have also obtained a loan totaling $50,000 from a company wholly owned by one of our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2002 was $51,000, as the result of proceeds received from advances.

Liquidity and Capital Resources

As of December 31, 2002, we have yet to generate any revenues from our business operations.

We issued 1,000,000 founders shares on March 12, 2002 for the amount of sum of $1,000. Since our inception, Mr. Chen Peng, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the total sum of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the loan and it is not due on a specific date. Mr. Chen Peng will accept payment from us when the money is available.

As of December 31, 2002, our total assets were $25,421 and our total liabilities were $51,000.

Recent Sales of Unregistered Securities

Since inception on March 12, 2002, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended:

Name and Address of Beneficial Owner	Date	Shares	Consideration
Chen Peng 1465 Parkway Blvd., 221 Coquitlam, BC, V3Z 3E6	March 12, 2002	900,000	US$900
James W. McLeod 202-1318-56th Street, Delta, BC, V4L 2A4	March 12, 2002	100,000	US$100

[1] The persons named above may be deemed to be a parent and promoter of our company by virtue of his/its direct and indirect stock holdings. Mr. Peng and Mr. McLeod are the only promoters of our company.

We issued the foregoing restricted shares of common stock to Mr. Chen Peng and James W. McLeod under Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
INDEPENDENT AUDITORS REPORT FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows NOTES TO THE FINANCIAL STATEMENTS	11 12-21 12 13 16 15 17-21

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
ECP Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of ECP Ventures, Inc. as of December 31, 2002, and the related statements of income, retained earnings, cash flows and changes in stockholders' equity for the period from the date of inception on March 12, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECP Ventures, Inc. (A Nevada Corporation) (A Development Stage Company) as of December 31, 2002, and the results of its operations and its cash flows for the period from the date of inception on March 12, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada
March 19, 2003

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue opportunities in the business of mineral exploration. The first fiscal year end of the Company is December 31, 2002.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited financial statements of ECP Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Exploration stage company

ECP is still an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

Use of estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

Net profit per share

ECP adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

Disclosure about fair value of financial instruments

ECP has financial instruments, none of which are held for trading purposes. ECP estimates that the fair value of all financial instruments at December 31, 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject ECP to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. ECP limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on ECP's results of operations, cash flows or financial position in these financial statements.

Foreign currency translation

The accounts of the Company are translated into US Dollars on the following basis:

*  Monetary assets and liabilities are translated at the current rate of exchange.

*  The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

*  The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

*  Gains or losses from foreign currency transactions are recognized in current net income.

*  Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

*  Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

*  An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to December 31, 2002.

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

Mineral property acquisition costs and deferred exploration expenditures

a)  Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $3,870 are expensed during the period from March 12, 2002 to December 31, 2002. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

b)  US GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

c)  Where properties are disposed of, the sales proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Note 3. OPTION AGREEMENT

As at April 8, 2002, ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 363010, 363011, 363012 and 363013), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

a)  pay to Sostad USD$1,935 (CAD$3,000) on execution of this agreement (paid);

b)  pay to Sostad USD$1,935 (CAD$3,000) on or before October 8, 2002 (paid);

c)  pay to Sostad CAD$7,000 on or before October 8, 2003;

d)  pay to Sostad CAD$7,000 on or before October 8, 2004;

e)  ECP shall make exploration expenditures on the property of CAD$50,000 on or before June 30, 2003 and CAD$100,000 on or before June 30, 2004;

f)  Sostad shall be entitled to receive 2% of Net Smelter Returns; ECP has the option to buy one-half of the Net Smelter Return Royalty for CAD$1,000,000 at any time before the property is placed into commercial production.

g)  ECP may at any time elect to abandon its interest in the Property and in this agreement by giving notice to Sostad of any such intention and by meeting any and all outstanding obligations regarding the Property. However, before the Property is surrendered, ECP must make cash payments to Sostad of not less than CAD$10,000, the latter to include any amounts described in a), b) and c) above.

Note 4. PREPAID EXPENSES AND DEPOSIT

The amount of $100 as at December 31, 2002 is prepaid as a deposit for future transfer agent fees.

Note 5. RELATED PARTY TRANSACTIONS

The amount of $50,000 as at December 31, 2002 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 6. CAPITAL STOCK

a)  Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b)  Issued and outstanding common shares as at December 31, 2002, are as follows:

Note 7. INCOME TAXES

There is a loss of $26,579 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 8. FINANCIAL INSTUMENTS

ECP's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued and due to related party. It is management's opinion that ECP is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 9. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at December 31, 2002, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Note 10. SUBSEQUENT EVENTS

The Company filed Form SB-2 Registration with the United States Securities and Exchange Commission ("SEC") which is subsequently approved by the SEC and pursuant to Rule 461 (a) of the Securities Act of 1933 as amended, and becomes effective on Thursday, January 30, 2003. It is a public offering up to 2,000,000 common shares at $0.10 per share. The Company has 90 days from the effective date to conduct the public offering and may extend the offering another 90 days if it chooses.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2002, included in this report have been audited by Moen and Company, Chartered Accountants, 701 West Georgia Street, P.O. Box 10129, Vancouver, British Columbia, Canada, V7T 1C6, as set forth in their report included herein.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident Address	Age	Positions
Chen Peng 1465 Parkway Blvd., #221 Coquitlam, BC, V3Z 3E6	40	President and Director
James W. McLeod #202-1318-56th Street, Delta, BC, V4L 2A4	61	Secretary/Treasurer and Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Chen Peng - President and Director: Mr. Peng is a Chinese citizen and, since March 1998, a Canadian landed immigrant. He obtained a bachelor degree from the University of Beijing Post and Telecommunications in 1985. He worked as an Engineer and Information and Technology Specialist with China Telecom in Tianjin from 1985 to 1994. In 1995, he commenced his own business in Tianjin in the Freight Forwarding Industry and International Trading.

Mr. Peng is currently President and a director of LCC Ventures Inc., a private British Columbia Company, which is in the business of exporting paper and electric lighters and international consulting canadian companies on carrying out wood-frame house projects in China.

Mr. Peng is also Vice-President and Director of Digital Village World Technologies, Inc., a Nevada Company (OTCBB), which is in the business of internet development that provides bi-lingual content in Chinese and English, technical services to companies in China, and provides third party internet services such as web design, web hosting and content development for firms that specialize in naturopathic and traditional eastern health science in North America.

Mr. Peng is also Vice-President of Teda Technologies International, Inc., a Nevada Company, which is in the business of investment and telecommunications.

Mr. James W. McLeod - Secretary/Treasurer and Director: Mr. McLeod obtained a Bachelor of Science (Major Geology) in 1969 from the University of British Columbia. He is a Member of The Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of The Geological Association of Canada. Mr. McLeod has been a consulting geologist since 1969.

Mr. McLeod is currently President and CEO of Nustar Resources Inc., a British Columbia company, listed on the TSX Venture Exchange. Nustar Resources Inc. is engaged in the mining and mineral exploration business. Mr. McLeod as President /Director took Nustrar public on the Vancouver Stock Exchange in 1986 under it's former name Big I Developments Ltd. Nustar has always been involved in the mineral exploration business and has voluntarily filed with the Securities and Exchange Commission, Filing No. 82-1094. Nustar Resources Inc. is the post - 1997 consolidation name of the former company. Mr. McLeod has examined mineral properties since 1967, he has carried-out independent geological consulting since 1973. Since Nustar began trading it has carried-out exploration projects under Mr. McLeod's supervision.

Conflicts of Interest

We believe that Mr. James W. McLeod will be subject to conflicts of interest. The conflicts of interest arise from Mr. McLeod's relationships with other mining corporations. In the future, Mr. McLeod will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mineral properties. The only conflicts that we foresee is Mr. McLeod's devotion of time to mining projects that do not involve us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.  EXECUTIVE COMPENSATION

Messrs. Peng and McLeod, our officers and directors, were not compensated for their services and there are no plans to compensate them in the near future unless and until we are capable of providing them appropriate compensation. There has been no compensation awarded to, awarded by or paid to Messrs. Peng and McLeod who are our executive officers.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to a proceeding, including any lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is being indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may also be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors and officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of more than 5% or more of the total outstanding shares. The table also reflects what their percentage of ownership is of the outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messrs. Chen and McLeod are the only promoters of our company.

Name and Address of Beneficial Owner	Number of Shares Owned	Office/Position	Percentage of Ownership
Chen Peng 1465 Parkway Blvd., 221 Coquitlam, BC, V3Z 3E6	900,000	President and Director	50.00
James W. McLeod 202-1318-56th Street, Delta, BC, V4L 2A4	100,000	Secretary/Treasurer and Director	50.00
All Officers and Directors, as a Group (2 persons)	1,000,000		100

[1] The persons named above may be deemed to be a parent and promoter of our company by virtue of his/its direct and indirect stock holdings. Mr. Peng and Mr. McLeod are the only promoters of our company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 12, 2002, we issued a total of 1,000,000 shares of restricted common stock to Mr. Peng and Mr. McLeod, officers and directors of the Company. This was accounted for as capital of $1,000.

Since inception, we obtained a loan totaling $50,000 from a company wholly owned by one of our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2002 was $51,000, as the result of proceeds received from advances.

Since our inception, Mr. Chen Peng, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the total sum of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the loan and it is not due on a specific date. Mr. Chen Peng will accept payment from us when the money is available.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-89208 on May 27, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to LCC Venture Corp. for $50,000
10.1*	Option Agreement between Larry R. W. Sostad and ECP Ventures Inc.
99.1*	Subscription Agreement

*  Incorporated by reference to same exhibit filed with ECP's Form SB-2 Registration Statement on May 27, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 2003.

ECP VENTURES INC. (Registrant) BY: /s/ Chen Peng Chen Peng President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McLeod
James W. McLeod
Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)
03/19/2003

CERTIFICATIONS

I, Chen Peng, certify that:

1. I have reviewed this annual report on Form 10-KSB of ECP VENTURES INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

By:	/s/ Chen Peng Chen Peng President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

I, James W. McLeod, certify that:

1. I have reviewed this annual report on Form 10-KSB of ECP VENTURES INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

By:	/s/ James W. McLeod James W. McLeod Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)