Form 10QSB
period 2002-03-31
ECP VENTURES INC
filed 2003-05-13
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-89208

ECP VENTURES INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-203667 (IRS Employer Identification No.)
1635 Blue Jay Place, Coquitlam, BC, Canada, V3E 3E2 (Address of principal executive offices)
(604) 468-9586 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of March 21, 2003: 1,000000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2003 have been prepared by the Company.

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

ECP Ventures, Inc.

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of ECP Ventures, Inc. (An Exploration Stage Company) as of March 31, 2003 and March 31, 2002, and the related Statements of Operations, Retained Earnings, Cash Flows and Stockholders' Equity for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of ECP Ventures, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles (GAAP).

"Moen and Company"

(Signed)

Chartered Accountants

Vancouver, British Columbia, Canada

May 7, 2003

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue opportunities in the business of mineral exploration. The first fiscal year end of the Company was December 31, 2002.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Disclosure about fair value of financial instruments

ECP has financial instruments, none of which are held for trading purposes. ECP estimates that the fair value of all financial instruments at March 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

    Monetary assets and liabilities are translated at the current rate of exchange.

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

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to March 31, 2003.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Mineral property acquisition costs and deferred exploration expenditures

a) Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $3,870 are expensed during the period from March 12, 2002 to March 31, 2003. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 4. RELATED PARTY TRANSACTIONS

The amount of $52,120 as at March 31, 2003 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 5. CAPITAL STOCK

a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at March 31, 2003, are as follows:

Note 6. INCOME TAXES

There is a loss of $28,299 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 7. FINANCIAL INSTUMENTS

ECP's financial instruments consist of cash and cash equivalents, accounts payable and accrued and due to related party. It is management's opinion that ECP is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at March 31, 2003, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Item 2. Management's Discussion and Analysis or Plan of Operation

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of the property where we have mining interests thereon, before we start production on any minerals we may find. We will seek equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We acquired our first mining property interest by entering into an option agreement (the "Agreement") with a claims' owner on April 8, 2002, and are commencing the research and exploration stage of our mining operations on that property at this time. Pursuant to the Agreement, the claims' owner granted to us an option to acquire 100% interest into mineral claims situated in Alberni Mining Division, BC. The claims' owner shall be entitled to receive 2% Net Smelter Return.

We have paid to the claims' owner $3,850 (CDN $6,000). Under the terms of the Agreement we need to pay the claims' owner CDN $7,000 on or before October 8, 2003, pay the claims' owner CDN $7,000 on or before October 8, 2004, make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, CDN $50,000 on or before June 30, 2003 and make Exploration Expenditures on the property where we have mining interests thereon a further CDN $100,000 on or before June 30, 2004.

Under the terms of the Agreement, we, upon the execution of the Agreement, have immediate access to the property where we have mining interests thereon to start exploration work. We have two phases of exploration programs. Further exploration will be required before a final evaluation is to the economic and legal feasibility is determined.

We have a further option to purchase one-half of the Net Smelter Return Royalty, i.e. 1% in consideration of the sum of CDN $1,000,000 at any time before the property where we have mining interests thereon is placed into commercial production.

Upon the payment of monies and the making of Exploration Expenditures, the claims' owner shall transfer to us a 100% interest in the property where we have mining interests thereon free and clear of all encumbrances save and except Net Smelter Return's and shall deliver the same to us.

We will decide after completing the two phases of the exploration programs whether it will be to the benefit of our company to exercise the option to purchase one-half Net Smelter Returns Royalty. If we decide to exercise this option, we will secure the referred funding through a public offering or private placement.

We may at any time abandon our interest in the property where we have mining interests thereon and terminate the Agreement by giving notice to the claims' owner and by meeting any and all outstanding duties regarding the property where we have mining interests thereon. However, before the property where we have mining interests thereon is surrendered, we must make cash payments to the claims' owner of not less than CDN $10,000. The CDN $10,000 is to include any amounts that we have paid to the claims' owner.

Since inception, we have used our common stock to raise money in the amount of $1,000 from our founders. We have also obtained a demand loan of $50,000 from a company wholly owned by one of our officers, for our mining interests acquisition, for corporate expenses and to repay outstanding indebtedness as of the date of this report.

As at March 31, 2003, we had cash resources of $25,321. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of March 31, 2003, we have yet to generate any revenues from our business operations.

We issued 1,000,000 founders' shares on March 12, 2002. This was accounted for as advances of $1,000. Since our inception, Mr. Peng Chen, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the amount of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the demand loan and it is due upon demand. Mr. Peng Chen agreed that he will accept payment from us when the money is available. In addition to the loan represented by the promissory note, LCC Venture Corp. further paid to the claims' owner on behalf of our company, $3,807 for the option payments pursuant to the Agreement between us and the claims' owner. This loan does not bear interest and has not been paid as of the date hereof. There are no documents reflecting this loan and it is not due on a specific date. LCC Venture Corp. will accept repayment from us when money is available.

We filed a Form SB-2 Registration Statement (File Number: 333-89208) on May 27, 2002 for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share. The Securities and Exchange Commission has declared it effective January 30, 2003. As of the date of this report, no shares have been issued to the public.

As of March 31, 2003, our total assets were $25,321 and our total liabilities were $52,620.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following phases:

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

If we find mineralized materials, we intend to try to explore the reserves ourselves, and/or bring in other interested parties or partners.

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Peng Chen and James W. McLeod, our officers and directors.

At present, we have no employees, other than Messrs. Chen and McLeod, our officers and directors, who were not paid any compensation for their services. Messrs Chen and McLeod do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2	Bylaws (Amended)
4.1*	Specimen Stock Certificate

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 27, 2002, and incorporated herein by this reference.

(b) No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003

ECP VENTURES INC.

By: /s/ "Peng Chen"
Peng Chen, President and Director

By: /s/ "James W. McLeod"
James W. McLeod, Secretary and Director
(who also performs the function of principal financial officer and principal accounting officer)

I, Peng Chen, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of ECP Ventures Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director May 12, 2003

I, James W. McLeod, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of ECP Ventures Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 12, 2003