Form 10QSB
period 2003-06-30
ECP VENTURES INC
filed 2003-08-14
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

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

Outstanding as of August 13, 2003: 3,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2003 have been prepared by the Company.

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

ECP Ventures, Inc.

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of ECP Ventures, Inc. (An Exploration Stage Company) as of June 30, 2003 and June 30, 2002, and the related Statements of Operations, Retained Earnings, Cash Flows and Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of ECP Ventures, Inc.

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

"Moen and Company"

(Signed)

Chartered Accountants

Vancouver, British Columbia, Canada

August 8, 2003

See Accompanying Notes and Independent Accountants' Review Report

ECP VENTURES, INC.

(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
June 30, 2003 and June 30, 2002
(In US Dollars)
(Unaudited)

	2003	2002
Assets		
Current Assets		
Cash and cash equivalents	$ 18,924	$ 30,248
Prepaid expense and deposit		400
	$ 18,924	$ 30,648
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 204	$ 2,992
Due to related party (note 4)	51,403	50,000
	51,607	52,992
Stockholders' Equity		
Capital stock (note 5)		
Authorized		
750,000,000 common shares at $0.001 par value		
Issued and fully paid		
1,000,000 common shares at par value	1,000	1,000
Deficit, accumulated during the exploration stage (note 2)	(33,683)	(23,344)
	(32,683)	(22,344)
	$ 18,924	$ 30,648

Approved on Behalf of the Board:

"Peng Chen" (Signed), Chief Executive Officer and Director

"James W. McLeod" (Signed), Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

See Accompanying Notes and Independent Accountants' Review Report

See Accompanying Notes and Independent Accountants' Review Report

See Accompanying Notes and Independent Accountants' Review Report

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue opportunities in the business of mineral exploration. The first fiscal year end of the Company was December 31, 2002. The date of inception is March 12, 2002.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Disclosure about fair value of financial instruments

ECP has financial instruments, none of which are held for trading purposes. ECP estimates that the fair value of all financial instruments at June 30, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

    Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $6,203 are expensed during the period from March 12, 2002 to June 30, 2003. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. OPTION AGREEMENT

As at April 8, 2002 and as subsequently amended on August 1, 2003 (see subsequent note 9(b)), ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 363010, 363011, 363012 and 363013), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

    pay to Sostad USD$1,935 (CAD$3,000) on execution of this agreement (paid);

    pay to Sostad USD$1,935 (CAD$3,000) on or before October 8, 2002 (paid);

    pay to Sostad CAD$3,500 on or before April 8, 2003 (paid);

    pay to Sostad CAD$3,500 on or before October 8, 2003;

    pay to Sostad CAD$3,500 on or before April 8, 2004;

    pay to Sostad CAD$3,500 on or before October 8, 2004;

    ECP shall make exploration expenditures on the property of CAD$50,000 on or before June 30, 2004 and CAD$100,000 on or before June 30, 2005;

    Note 3. OPTION AGREEMENT (cont'd)

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

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,403 as at June 30, 2003 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 5. CAPITAL STOCK

    Authorized: 75,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding common shares as at June 30, 2003, are as follows:

Note 6. INCOME TAXES

There is a loss of $33,683 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at June 30, 2003, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Note 9. SUBSEQUENT EVENTS

    By July 30, 2003, the Company completed a public offering for 2,000,000 common shares at a price of $0.10 per share.

    The option payments shown in 3.02 (c) and 3.02(d) of the agreement due of CAD$7,000 on or before April 8, 2003, and CAD$7,000 on or before April 8, 2004, have been changed to the following:

3.02 (b) CAD$3,500 on or before April 8, 2003; and

3.02 (c) CAD$3,500 on or before October 8, 2003; and

3.02 (d) CAD$3,500 on or before April 8, 2004; and

CAD$3,500 on or before October 8, 2004.

The date by which the Company shall make the exploration expenditures on the property has been extended from June 30, 2004 to June 30, 2005. All other terms and conditions of the option agreement remain unchanged.

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

We acquired our first mining property interest by entering into an option agreement (the "Agreement") with a claims' owner on April 8, 2002, and are commencing the research and exploration stage of our mining operations on that property at this time. Pursuant to the Agreement, the claims' owner granted to us an option to acquire 100% interest into mineral claims situated in Alberni Mining Division, BC. The claims' owner shall be entitled to receive 2% Net Smelter Return. The parties of the Agreement amended the payment and expenditure requirements of the Agreement on August 4, 2003.

We have paid to the claims' owner $6,203 (CDN $9,500). Under the terms of the Amendment to the Agreement we need to pay the claims' owner CDN $3,500 on or before October 8, 2003, pay the claims' owner CDN $3,500 on or before April 8, 2004 and further pay the claims owner CDN $3,500 on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, CDN $50,000 on or before June 30, 2004 and make Exploration Expenditures on the property where we have mining interests thereon a further CDN $100,000 on or before June 30, 2005.

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

As at June 30, 2003, we had cash resources of $18,924. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of June 30, 2003, we have yet to generate any revenues from our business operations.

We issued 1,000,000 founders' shares on March 12, 2002. This was accounted for as advances of $1,000. Since our inception, Mr. Peng Chen, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the amount of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the demand loan and it is due upon demand. Mr. Peng Chen agreed that he will accept payment from us when the money is available. In addition to the loan represented by the promissory note, LCC Venture Corp. further loaned to us $1,403 for the option payment pursuant to the Agreement between us and the claims' owner. This loan does not bear interest and has not been paid as of the date hereof. There are no documents reflecting this loan and it is not due on a specific date. LCC Venture Corp. will accept repayment from us when money is available.

We filed a Form SB-2 Registration Statement (File Number: 333-89208) on May 27, 2002 for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share. The Securities and Exchange Commission has declared it effective January 30, 2003. We completed the public offering on July 30, 2003 whereby 2,000,000 shares were issued to the public.

As of June 30, 2003, our total assets were $18,924 and our total liabilities were $51,607.

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

The purpose of this phase of explorations is to confirm the surface geology of the claim area, the position and area extent of the structure of any rock contacts or veins which may be found or indicated. This program if successful in find surface mineralization, will render sample assay results from the areas of mineralization

The data will be plotted on property base maps and conclusions will be drawn from this data.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 27, 2002, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's Quarterly report Form 10-QSB for the period ended March 31, 2003

(b) A Form 8-K Item 2 report without any financial statements was filed on August 4, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003

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

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director August 13, 2003

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

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August 13, 2003