Form 10QSB
period 2003-09-30
ECP VENTURES INC
filed 2003-11-14
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

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

Outstanding as of November 14, 2003: 3,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2003 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

ECP VENTURES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower	Telephone:	(604)662-8899
701 West Georgia Street	Fax:	(604)662-8809
Vancouver, BC V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

ECP Ventures, Inc.

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of ECP Ventures, Inc. (An Exploration Stage Company) as of September 30, 2003 and September 30, 2002, and the related Statements of Operations, Retained Earnings, Cash Flows and Stockholders' Equity for the nine month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of ECP Ventures, Inc.

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

/s/"Moen and Company"
Chartered Accountants

Vancouver, British Columbia, Canada

November 12, 2003

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
September 30, 2003 and September 30, 2002
(In US Dollars)
(Unaudited)

	2003	2002
Assets		
Current Assets		
Cash and cash equivalents	$ 214,901	$ 27,256
Prepaid expense and deposit	--	250
	$ 214,901	$ 27,506
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 622	$ 500
Due to related party (note 4)	49,778	50,000
	50,400	50,500
Stockholders' Equity		
Capital stock (note 5)		
Authorized		
750,000,000 common shares at $0.001 par value		
Issued and fully paid		
3,000,000 common shares at par value (2002 - 1,000,000 shares)	3,000	1,000
Additional paid in capital	198,000	--
	201,000	1,000
Deficit, accumulated during the exploration stage (note 2)	(36,499)	(23,994)
	164,501	(22,994)
	$ 214,901	$ 27,506

Approved on Behalf of the Board:

/s/"Peng Chen", Chief Executive Officer and Director

/s/"James W. McLeod", Chief Financial Officer and Director

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue opportunities in the business of mineral exploration. The first fiscal year end of the Company was December 31, 2002. The date of inception is March 12, 2002.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of ECP Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Exploration stage company

ECP is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

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

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

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

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

ECP has financial instruments held for trading purposes. ECP estimates that the fair value of all financial instruments at September 30, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

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

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

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

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to September 30, 2003.

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

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

a)   Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $6,928 are expensed during the period from March 12, 2002 to September 30, 2003. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3.  OPTION AGREEMENT

As at April 8, 2002 and as amended on August 1, 2003, ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 363010, 363011, 363012 and 363013), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

a)   pay to Sostad USD$1,935 (CAD$3,000) on execution of this agreement (paid);

b)   pay to Sostad USD$1,935 (CAD$3,000) on or before October 8, 2002 (paid);

c)   pay to Sostad CAD$3,500 on or before April 8, 2003 (paid);

d)   pay to Sostad CAD$3,500 on or before October 8, 2003;

e)   pay to Sostad CAD$3,500 on or before April 8, 2004;

f)   pay to Sostad CAD$3,500 on or before October 8, 2004;

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 3.  OPTION AGREEMENT (Cont'd)

a)   ECP shall make exploration expenditures on the property of CAD$50,000 on or before June 30, 2004 and CAD$100,000 on or before June 30, 2005;

b)   Sostad shall be entitled to receive 2% of Net Smelter Returns; ECP has the option to buy one-half of the Net Smelter Return Royalty for CAD$1,000,000 at any time before the property is placed into commercial production.

c)   ECP may at any time elect to abandon its interest in the Property and in this agreement by giving notice to Sostad of any such intention and by meeting any and all outstanding obligations regarding the Property. However, before the Property is surrendered, ECP must make cash payments to Sostad of not less than CAD$10,000, the latter to include any amounts described in a), b) and c) above.

Note 4.  RELATED PARTY TRANSACTIONS

The amount of $50,000 as at September 30, 2003 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 5.  CAPITAL STOCK

a)   Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b)   Issued and outstanding common shares as at September 30, 2003, are as follows:

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 6.  INCOME TAXES

There is a loss of $36,721 carried forward that may be applied towards future profits.

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

Note 8.  PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at September 30, 2003, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

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

We have paid to the claims' owner $8,703 (CDN $13,000). Under the terms of the Amendment to the Agreement, we need to pay the claims' owner CDN $3,500 on or before April 8, 2004 and further pay the claims owner CDN $3,500 on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, CDN $50,000 on or before June 30, 2004 and make Exploration Expenditures on the property where we have mining interests thereon a further CDN $100,000 on or before June 30, 2005.

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

As at September 30, 2003, we had cash resources of $214,901. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of September 30, 2003, we have yet to generate any revenues from our business operations.

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

As of September 30, 2003, our total assets were $214,901 and our total liabilities were $50,622.

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

Dated: November 14, 2003

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

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director November 14, 2003

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

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) November 14, 2003