Form 10KSB/A
period 2002-12-31
ECP VENTURES INC
filed 2004-04-26
CIK 1174290

AMENDMENT NO. 1 TO
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

Our administrative office is located at 1635 Blue Jay Place, Coquitlam, BC, Canada, V3E 3E2, telephone number (604) 468-9586, fax number (604) 468-9512, and our registered statutory office is located at 4745 Caughlin Parkway, Reno, Nevada, USA, 89509. Our offices are leased from LCC Venture Corp., a company wholly owned by Mr. Peng Chen, on a month-to-month basis, and our monthly rental is CDN $500.

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

7. We may have to pay back the loan provided by Mr. Peng Chen on demand.

Mr. Peng Chen, through his wholly owned subsidiary, LLC Venture Corp. has loaned the Company $50,000. If LCC Venture Corp. demands payment of the loan, we will have to raise money through borrowing from other persons or a private placement There is no assurance that we will be able to raise the money. If we can't raise the money, we will have to suspend or cease operations.

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

Our administrative office is located at 1635 Blue Jay Place, Coquitlam, BC, Canada, V3E 3E2, telephone number (604) 468-9856, fax number (604) 468-9512, and our registered statutory office is located at 4745 Caughlin Parkway, Reno, Nevada, USA, 89509. Our office is leased from LCC Venture Corp., a company wholly owned by Mr. Peng Chen, on a month-to-month basis, and our monthly rental is CDN $500.

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

We issued 1,000,000 founders shares on March 12, 2002 for the amount of sum of $1,000. Since our inception, Mr. Peng Chen, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the total sum of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the loan and it is not due on a specific date. Mr. Peng Chen will accept payment from us when the money is available.

As of December 31, 2002, our total assets were $25,421 and our total liabilities were $51,000.

Recent Sales of Unregistered Securities

Since inception on March 12, 2002, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended:
Name and Address of Beneficial Owner	Date	Shares	Consideration
Peng Chen 1465 Parkway Blvd., 221 Coquitlam, BC, V3Z 3E6	March 12, 2002	900,000	US$900
James W. McLeod 202-1318-56th Street, Delta, BC, V4L 2A4	March 12, 2002	100,000	US$100

[1] The persons named above may be deemed to be a parent and promoter of our company by virtue of his/its direct and indirect stock holdings. Mr. Peng and Mr. McLeod are the only promoters of our company.

We issued the foregoing restricted shares of common stock to Mr. Peng Chen and James W. McLeod under Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Peng Chen 1465 Parkway Blvd., #221 Coquitlam, BC, V3Z 3E6	40	President and Director
James W. McLeod #202-1318-56th Street, Delta, BC, V4L 2A4	61	Secretary/Treasurer and Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Peng Chen - President and Director: Mr. Peng is a Chinese citizen and, since March 1998, a Canadian landed immigrant. He obtained a bachelor degree from the University of Beijing Post and Telecommunications in 1985. He worked as an Engineer and Information and Technology Specialist with China Telecom in Tianjin from 1985 to 1994. In 1995, he commenced his own business in Tianjin in the Freight Forwarding Industry and International Trading.

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

Name and Address of Beneficial Owner	Number of Shares Owned	Office/Position	Percentage of Ownership
Peng Chen 1465 Parkway Blvd., 221 Coquitlam, BC, V3Z 3E6	900,000	President and Director	50.00
James W. McLeod 202-1318-56th Street, Delta, BC, V4L 2A4	100,000	Secretary/Treasurer and Director	50.00
All Officers and Directors, as a Group (2 persons)	1,000,000		100

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

Since our inception, Mr. Peng Chen, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the total sum of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the loan and it is not due on a specific date. Mr. Peng Chen will accept payment from us when the money is available.

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

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of April, 2004.
ECP VENTURES INC. (Registrant) BY: /s/ Peng Chen Peng Chen President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McLeod
James W. McLeod
Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)
04/23/2004

CERTIFICATIONS

I, Peng Chen, certify that:

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

Date: April 23, 2004
By:	/s/ Peng Chen Peng Chen President and a member of the Board of Directors (who also performs the function of principal executive officer)

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

Date: April 23, 2004
By:	/s/ James W. McLeod James W. McLeod Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Peng Chen, President and Director, who also performs the function of principal executive officer of ECP Ventures Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of ECP Ventures Inc.
By:	/s/ Peng Chen Peng Chen President and a member of the Board of Directors (who also performs the function of principal executive officer)

A signed original of this written statement required by Section 906 has been provided to ECP Ventures Inc. and will be retained by ECP Ventures Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, Secretary and Director, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2002, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of ECP Ventures Inc.
By:	/s/ James W. McLeod James W. McLeod Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to ECP Ventures Inc. and will be retained by ECP Ventures Inc. and furnished to the Securities and Exchange Commission or its staff upon request.