Form 10QSB/A
period 2003-03-31
ECP VENTURES INC
filed 2004-04-27
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

AMENDMENT NO. 1 TO
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

Dated: April 23, 2004

ECP VENTURES INC.

By: /s/ "Peng Chen"
Peng Chen, President and Director
(who also performs the functions of principal executive officer)

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

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director (who also performs the function of principal executive officer) April 23, 2004

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

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) April 23, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Peng Chen, President and Director, who also performs the functions of principal executive officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of ECP Ventures Inc.

By:	/s/ Peng Chen Peng Chen President and a member of the Board of Directors (who also performs the functions of principal executive officer)

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, Secretary and Director, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

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