Form 10QSB/A
period 2003-09-30
ECP VENTURES INC
filed 2004-04-27
CIK 1174290

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Peng Chen, President and Director, who also performs the functions of principal executive officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, Secretary and Director, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on the date hereof:

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