Form 10KSB
period 2003-12-31
ECP VENTURES INC
filed 2004-05-04
CIK 1174290

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes [ ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is $♦ Nil.

The aggregate market value of the voting common stock held by non-affiliates on March 31, 2004, computed at which the stock was sold, was $1,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2004, there were 2,000,000 shares of common voting stock, $0.001 par value per share, held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March ___, 2004 - 3,000,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

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

We have paid to the claims' owner $◆ 9,620 (CDN $◆ 13,000). Under the terms of the Amendment to the Agreement, we need to pay the claims' owner CDN $3,500 on or before April 8, 2004 and further pay the claims owner CDN $3,500 on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, CDN $50,000 on or before June 30, 2004 and make Exploration Expenditures on the property where we have mining interests thereon a further CDN $100,000 on or before June 30, 2005.

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

To date we have not performed any work on our property. . [Is it due?] Mr. James W. McLeod, director and secretary of ECP will oversee and conduct the exploration. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists on our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

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

Claim Status

The following are a list our claims:
Name of Claim	Claim Tenure Number	Date of Record	FMC Expiry Date
June 1	363010 402860	May 31, 2002 June 7, 2003	May 3129, 2004
June 2	363011 402861	May 31, 2002 June 7, 2003	May 3129, 2004
June 3	363012 402862	May 31, 2002 June 7, 2003	May 3129, 2004
June 4	363013 402863	May 31, 2002 June 7, 2003	May 3129, 2004

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

We were incorporated on March 12, 2002, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2003 is $♦ 42,414. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, and our ability to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

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

We may not have enough money to complete the exploration of our property. As of December 31, 2003 the amount of working capital is a deficiency of $♦ 158,586. If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money, and can't raise it, we will have to suspend or cease operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March ♦ , 2004 there was no public trading market for our common stock. As at March ♦ , 2004, we had ♦ 50 shareholders of record of our common stock.

We issued 1,000,000 unregistered common shares to the founders of the Company who are directors and officers of the Company on March 12, 2002 for a total amount of $1,000.

We filed a Form SB-2 Registration Statement on May 27, 2002 for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share. The Securities and Exchange Commission declared it effective on January 30, 2003. It is self-underwritten by one of our officers. We commenced the public offering after the effective date and completed the offering on July 30, 2003 by issuance of 2,000,000 shares of our common stock and raised $200,000. Since the effective date of the offering, from the $200,000 raised, we have incurred $♦ 9,620 for the cost of maintaining and exploring our claims; $♦ 26,518 for legal fees; $♦ 4,427 for audit fees; fees; $♦ 1,326 for filing fees; $♦ for and transfer agent fees; and $♦ 280 for general administration and office costs for a total amount of $♦ 243.

There has been no direct nor indirect payment from the proceeds to any directors, officers, person or persons owning 10% or more of our shares, any affiliates of the Company or others.

There are no outstanding options or warrants, or other securities convertible into common equity. Of the 3,000,000 shares of common stock outstanding as of March ♦ , 2004, 1,000,000 are restricted securities any may only be resold in compliance with Rule 144 of the Securities Act of 1933 and no common shares are deemed free trading.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as December 31, 2003. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

As at December 31, 2003, the Company had cash resources of $♦ 208,802. We do not know how long this money will last, however, we are estimating that it will be approximately 12 months.

Results in Operations

From Inception on March 12, 2002.

We acquired our first mining interest in a property located at Alberni Mining District of British Columbia under the Agreement (see "Business" on page 13) and are commencing the research and exploration on the Property at this time.

Since inception, we have used our common stock to raise money, we have also obtained a loan totaling $50,000 from a company wholly owned by one of our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2003 was $♦ 251,000, as the result of proceeds received from advances.

Liquidity and Capital Resources

As of December 31, 2003, we have yet to generate any revenues from our business operations.

We issued 1,000,000 founders shares on March 12, 2002 for the amount of sum of $1,000. Since our inception, Mr. Chen Peng, through his wholly owned company, LCC Venture Corp., advanced a demand loan to us in the total sum of $50,000, which are used for organizational and start-up costs and operating capital. The loan does not bear interest and has not been paid as of the date hereof. We issued a promissory note reflecting the loan and it is not due on a specific date. Mr. Chen Peng will accept payment from us when the money is available. We have also received $200,000 from the public offering.

As of December 31, 2003, we have cash resources of $2,088.02♦ accounts payable and accrued liabilities of $51,562of $♦ .. This was primarily comprised of the $♦ 50,000 loan from the founder, $790 audit fees, $♦ audit fees, $♦ office and administration fees, and $♦ 772 transfer agent fees and $♦ legal fees.

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

From inception we have spent $9,620♦ on new claims . This includes $♦ payments under the Option Agreement and the Amendment thereof, $♦ 3,870 and $♦ 5,750 for assessment work to maintain the claims in each of 2002 and 2003 respectively, and $♦ for the orientation program which consists of geological mapping and collection of soil samples for geological analysis on the claims. [CHECK IF THERE IS SUCH COST]

We have spent a total of $26,518♦ for legal fees of which $♦ was for the preparation and filing of the registration statement, $♦ was for the preparation and filing of the quarterly and annual financial statements and $♦ was for other legal advice and services.

We have spent a total of $♦ 4,427 for audit fees for audit fees, of which $♦ 500 was related to the filing of the registration statement, $♦ 1,323 for the December 31, 2002 was the quarterly and annual financial statements for the 2002 year and $♦ 2,604 was the quarterly and annual financial statements for the 2003 year.

From inception, $♦ 1,326 was spent on filing fees, $♦ for and transfer agent fees, and $♦ 523 was spent for office administration and general office costs.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
INDEPENDENT AUDITORS' REPORT FINANCIAL STATEMENTS Balance Sheet Statement of Income Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows NOTES TO THE FINANCIAL STATEMENTS

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6

Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
ECP Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of ECP Ventures, Inc. as of December 31, 2003 and December 31 2002, and the related statements of income, retained earnings, cash flows and changes in stockholders' equity for the year ended December 31, 2003, and the comparative period from the date of inception on March 12, 2002, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECP Ventures, Inc. (A Nevada Corporation) (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, and the comparative period from the date of inception on March 12, 2002, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

"Moen and Company"

Chartered Accountants

Vancouver, British Columbia, Canada
April 15, 2004

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
December 31, 2003 and December 31, 2002
(In US Dollars)
(Audited)

	2003	2002
Assets		
Current Assets		
Cash and cash equivalents	$ 208,802	$ 25,321
Prepaid expense and deposit	1,346	100
	$ 210,148	$ 25,421
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 1,562	$ 1,000
Loan payable to related party (note 4)	50,000	50,000
	51,562	51,000
Stockholders' Equity		
Capital stock (note 5)		
Authorized		
750,000,000 common shares at $0.001 par value		
Issued and fully paid		
3,000,000 common shares at par value (2002 - 1,000,000 shares)	3,000	1,000
Additional paid in capital	198,000	--
	201,000	1,000
Deficit, accumulated during the exploration stage (note 2)	(42,414)	(26,579)
	158,586	(25,579)
	$ 210,148	$ 25,421

Approved on Behalf of the Board:

"Peng Chen" (Signed), Chief Executive Officer and Director

"James W. McLeod" (Signed), Chief Financial Officer and Director

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002, (the date of inception was on that date) under the Company Act of the State of Nevada, U.S.A., to pursue the business of mineral exploration.

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

Exploration stage company

ECP is an exploration stage company as it does not have an established commercial mineral deposit and is not in the production stage.

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

Earnings per share

ECP adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

ECP has financial instruments held for trading purposes. ECP estimates that the fair value of all financial instruments at December 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

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

  An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to December 31, 2003.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

  Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines are expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $9,620 are expensed during the period from date of inception on March 12, 2002 to December 31, 2003. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. OPTION AGREEMENT

As at April 8, 2002 and as amended on August 1, 2003, ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 402860, 402861, 402862 and 402863, respectively), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

  pay to Sostad $1,935 (CAD$3,000) on execution of this agreement (paid);

  pay to Sostad $1,935 (CAD$3,000) on or before October 8, 2002 (paid);

  pay to Sostad $2,625 (CAD$3,500) on or before April 8, 2003 (paid);

  pay to Sostad $2,625 (CAD$3,500) on or before October 8, 2003 (paid);

  pay to Sostad $2,625 (CAD$3,500) on or before April 8, 2004;

  pay to Sostad $2,625 (CAD$3,500) on or before October 8, 2004;

  ECP shall make exploration expenditures on the property of $37,500 (CAD$50,000) on or before June 30, 2004 and $75,000 (CAD$100,000) on or before June 30, 2005;

  Sostad shall be entitled to receive 2% of Net Smelter Returns; ECP has the option to buy one-half of the Net Smelter Return Royalty for CAD$1,000,000 at any time before the property is placed into commercial production.

  ECP may at any time elect to abandon its interest in the Property and in this agreement by giving notice to Sostad of any such intention and by meeting any and all outstanding obligations regarding the Property. However, before the Property is surrendered, ECP must make cash payments to Sostad of not less than $7,500 (CAD$10,000), the latter to include any amounts described in a), b) and c) above.

The June properties are currently owned by Mr. Larry Ralph W. Sostad. The tenure status is in good standing, and the expiry date of all of the claims is May 29, 2004. The claims can be renewed before the expiration date by either recording the exploration work performed for the twelve months preceding that date or by paying cash in lieu of work of $150 (CAD$200) per claim.

Note 4. RELATED PARTY TRANSACTIONS

The amount of loan payable of $50,000 as at December 31, 2003 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and is recorded as a current liability.

Note 5. CAPITAL STOCK

  Authorized: 75,000,000 common shares with a par value of $0.001 per share.

  Issued and outstanding common shares as at December 31, 2003:

Note 6. INCOME TAXES

There is a loss of $41,624 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 7. FINANCIAL INSTUMENTS

ECP's financial instruments consist of cash and cash equivalents, accounts payable and accrued and the loan payable to related party. It is management's opinion that ECP is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at December 31, 2003, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Note 9. SUBSEQUENT EVENT

Subsequent to the year end, ECP contracted Diamond S Holdings to work on rock samples on the June Claims, Machlee Inlet, Gold River Area, Alberni Mining Division, British Columbia, Canada. $1,346 had been advanced to Diamond S Holdings to December 31, 2003, and is recorded as prepaid expense and deposit as at that date.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2003, included in this report have been audited by Moen and Company, Chartered Accountants, 701 West Georgia Street, P.O. Box 10129, Vancouver, British Columbia, Canada, V7T 1C6, as set forth in their report included herein.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Chen Peng 1465 Parkway Blvd., #221 Coquitlam, BC, V3Z 3E6	41	President and Director
James W. McLeod #202-1318-56th Street, Delta, BC, V4L 2A4	62	Secretary/Treasurer and Director

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

ECP Venture Inc.

1635 Blue Jay Place

Coquitlam, BC

V3E 3E2

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and have not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2003, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of more than 5% or more of the total outstanding shares. The table also reflects what their percentage of ownership is of the outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messrs. Chen and McLeod are the only promoters of our company.

Name and Address of Beneficial Owner	Number of Shares Owned	Office/Position	Percentage of Ownership
Chen Peng 1465 Parkway Blvd., 221 Coquitlam, BC, V3Z 3E6	900,000	President and Director	30%
James W. McLeod 202-1318-56th Street, Delta, BC, V4L 2A4	100,000	Secretary/Treasurer and Director	3.33%
All Officers and Directors, as a Group (2 persons)	1,000,000		33.33%

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

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-89208 on May 27, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to LCC Venture Corp. for $50,000
10.1*	Option Agreement between Larry R. W. Sostad and ECP Ventures Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certificates
32.1	Section 1350 Certificates
99.1*	Subscription Agreement

*  Incorporated by reference to same exhibit filed with ECP's Form SB-2 Registration Statement on May 27, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit and Accounting Fees.

The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years are:

for fiscal year of 2002: $◆ 1,823; and

for fiscal year of 2003: $◆ 2,604.

(2)   Audit Related Fees.

None.

(3)   Tax Fees.

None.

(4)   All Other Fees.

None.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ♦ th day of March, 2004.
ECP VENTURES INC. (Registrant) BY: /s/ Chen Peng Chen Peng President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McLeod
James W. McLeod
Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)
30/04/2004

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

Date: April 30, 2004
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

Date: April 30, 2004
By:	/s/ James W. McLeod James W. McLeod Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Chen Peng, a Director and President, who also performs the function of principal chief executive officer of ECP Ventures Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

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