Form 10KSB/A
period 2003-12-31
ECP VENTURES INC
filed 2004-05-06
CIK 1174290

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

Yes [ ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is $Nil.

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

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2004 - 3,000,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

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

We have paid to the claims' owner $9,620 (CDN $13,000). Under the terms of the Amendment to the Agreement, we need to pay the claims' owner CDN $3,500 on or before April 8, 2004 and further pay the claims owner CDN $3,500 on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, CDN $50,000 on or before June 30, 2004 and make Exploration Expenditures on the property where we have mining interests thereon a further CDN $100,000 on or before June 30, 2005.

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

Claim Status

The following are a list our claims:
Name of Claim	Tenure Number	Date of Record	FMC Expiry Date
June 1	402860	June 7, 2003	May 29, 2004
June 2	402861	June 7, 2003	May 29, 2004
June 3	402862	June 7, 2003	May 29, 2004
June 4	402863	June 7, 2003	May 29, 2004

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

We were incorporated on March 12, 2002, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to December 31, 2003 is $42,414. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, and our ability to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

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

We may not have enough money to complete the exploration of our property. As of December 31, 2003 the amount of working capital is $158,586. If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money, and can't raise it, we will have to suspend or cease operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2004 there was no public trading market for our common stock. As at March 31, 2004, we had 50 shareholders of record of our common stock.

We issued 1,000,000 unregistered common shares to the founders of the Company who are directors and officers of the Company on March 12, 2002 for a total amount of $1,000.

We filed a Form SB-2 Registration Statement on May 27, 2002 for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share. The Securities and Exchange Commission declared it effective on January 30, 2003. It is self-underwritten by one of our officers. We commenced the public offering after the effective date and completed the offering on July 30, 2003 by issuance of 2,000,000 shares of our common stock and raised $200,000. Since the effective date of the offering, from the $200,000 raised, we have incurred $9,620 for the cost of maintaining and exploring our claims; $26,518 for legal fees; $4,427 for audit fees; $1,326 for filing and transfer agent fees; and $280 for general administration and office costs for a total amount of $243.

There has been no direct nor indirect payment from the proceeds to any directors, officers, person or persons owning 10% or more of our shares, any affiliates of the Company or others.

There are no outstanding options or warrants, or other securities convertible into common equity. Of the 3,000,000 shares of common stock outstanding as of March 31, 2004, 1,000,000 are restricted securities any may only be resold in compliance with Rule 144 of the Securities Act of 1933 and no common shares are deemed free trading.

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

As at December 31, 2003, the Company had cash resources of $208,802. We do not know how long this money will last, however, we are estimating that it will be approximately 12 months.

Results in Operations

From Inception on March 12, 2002.

We acquired our first mining interest in a property located at Alberni Mining District of British Columbia under the Agreement (see "Business" on page 13) and are commencing the research and exploration on the Property at this time.

Since inception, we have used our common stock to raise money, we have also obtained a loan totaling $50,000 from a company wholly owned by one of our officers, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2003 was $251,000, as the result of proceeds received from advances.

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

As of December 31, 2003, we have cash resources of $2,088.02 accounts payable and accrued liabilities of $51,562. This was primarily comprised of the $50,000 loan from the founder, $790 audit fees, and $772 transfer agent fees .

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

From inception we have spent $9,620 on new claims under the Option Agreement and the Amendment thereof, $3,870 and $5,750 for assessment work to maintain the claims in each of 2002 and 2003 respectively.

We have spent a total of $26,518 for legal fees.

We have spent a total of $4,427 for audit fees, of which $500 was related to the filing of the registration statement, $1,323 was the quarterly and annual financial statements for the 2002 year and $2,604 was the quarterly and annual financial statements for the 2003 year.

From inception, $1,326 was spent on filing and transfer agent fees, and $523 was spent for office administration and general office costs.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
INDEPENDENT AUDITORS' REPORT FINANCIAL STATEMENTS Balance Sheet Statement of Income Statement of Stockholder's Equity (Deficit) Statement of Cash Flows NOTES TO THE FINANCIAL STATEMENTS

MOEN AND COMPANY CHARTERED ACCOUNTANTS

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

for fiscal year of 2002: $1,823; and

for fiscal year of 2003: $2,604.

(2)   Audit Related Fees.

None.

(3)   Tax Fees.

None.

(4)   All Other Fees.

None.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May, 2004.
ECP VENTURES INC. (Registrant) BY: /s/ Chen Peng Chen Peng President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McLeod
James W. McLeod
Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)
06/05/2004

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

Date: May 6, 2004
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

Date: May 6, 2004
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