Form 10QSB
period 2004-03-31
ECP VENTURES INC
filed 2004-05-17
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2004 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

ECP VENTURES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:

Canadian Institute of Chartered Accountants

Institute of Chartered Accountants of British Columbia

Institute of Management Accountants (USA) (From 1965)

Registered with:

Public Company Accounting Oversight Board (USA) (PCAOB)

Canadian Public Accountability Board (CPAB)

Canada - British Columbia Public Practice Licence

Securities Commission Building

PO Box 10129, Pacific Centre

Suite 1400 - 701 West Georgia Street

Vancouver, British Columbia

Canada V7Y 1C6

Telephone: (604) 662-8899

Fax: (604) 662-8809

Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders

ECP Ventures, Inc.

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of ECP Ventures, Inc. (An Exploration Stage Company) as of March 31, 2004 and March 31, 2003, and the related Statements of Operations, Retained Earnings, Cash Flows and Stockholders' Equity for the three month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of ECP Ventures, Inc.

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

"Moen and Company"

("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada

May 12, 2004

"Independent Accountants and Auditors"

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
March 31, 2004 and March 31, 2003
(In US Dollars)
(Unaudited)

	2003	2003
Assets		
Current Assets		
Cash and cash equivalents	$ 208,766	$ 25,321
Prepaid expense and deposit	1,346	--
	$ 210,112	$ 25,321
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 2,445	$ 500
Loan payable to related party (note 4)	50,000	52,120
	52,445	52,620
Stockholders' Equity		
Capital stock (note 5)		
Authorized		
75,000,000 common shares at $0.001 par value		
Issued and fully paid		
3,000,000 common shares at par value (2003 - 1,000,000 shares)	3,000	1,000
Additional paid in capital	198,000	--
	201,000	1,000
Deficit, accumulated during the exploration stage (note 2)	(43,333)	(28,299)
	157,667	(27,299)
	$ 210,112	$ 25,321

Approved on Behalf of the Board:

"Peng Chen" (Signed), Chief Executive Officer and Director

"James W. McLeod" (Signed), Chief Financial Officer and Director

ECP VENTURES, INC.

(A Nevada Corporation)

(An Exploration Stage Company)

Statements of Retained Earnings (Deficit)

(In US Dollars)

(Unaudited)

	Cumulative From Inception Date on March 12, 2002 to March 31, 2004	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Retained earnings (deficit), beginning of period	$	$ (42,414)	$ (26,579)
Net profit (loss) for the period	(43,333)	(919)	(1,720)
Retained earnings (deficit), end of period	$ (43,333)	$ (43,333)	$ (28,299)

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

  An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to March 31, 2004.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

a) Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines are expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $9,620 are expensed during the period from date of inception on March 12, 2002 to March 31, 2004. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. OPTION AGREEMENT

As at April 8, 2002 and as amended on August 1, 2003, ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 402860, 402861, 402862 and 402863, respectively), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

a) pay to Sostad $1,935 (CAD$3,000) on execution of this agreement (paid);

b) pay to Sostad $1,935 (CAD$3,000) on or before October 8, 2002 (paid);

c) pay to Sostad $2,625 (CAD$3,500) on or before April 8, 2003 (paid);

d) pay to Sostad $2,625 (CAD$3,500) on or before October 8, 2003 (paid);

e) pay to Sostad $2,625 (CAD$3,500) on or before April 8, 2004;

f) pay to Sostad $2,625 (CAD$3,500) on or before October 8, 2004;

Note 3. OPTION AGREEMENT (Cont'd)

g) ECP shall make exploration expenditures on the property of $37,500 (CAD$50,000) on or before June 30, 2004 and $75,000 (CAD$100,000) on or before June 30, 2005;

h) Sostad shall be entitled to receive 2% of Net Smelter Returns; ECP has the option to buy one-half of the Net Smelter Return Royalty for CAD$1,000,000 at any time before the property is placed into commercial production.

i) ECP may at any time elect to abandon its interest in the Property and in this agreement by giving notice to Sostad of any such intention and by meeting any and all outstanding obligations regarding the Property. However, before the Property is surrendered, ECP must make cash payments to Sostad of not less than $7,500 (CAD$10,000), the latter to include any amounts described in a), b) and c) above.

The June properties are currently owned by Mr. Larry Ralph W. Sostad. The tenure status is in good standing, and the expiry date of all of the claims is May 29, 2004. The claims can be renewed before the expiration date by either recording the exploration work performed for the twelve months preceding that date or by paying cash in lieu of work of $150 (CAD$200) per claim.

Note 4. RELATED PARTY TRANSACTIONS

The amount of loan payable of $50,000 as at March 31, 2004 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and is recorded as a current liability.

Note 5. CAPITAL STOCK

a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at March 31, 2004:

Note 6. INCOME TAXES

There is a loss of $43,333 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at March 31, 2004, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Note 9. SUBSEQUENT EVENT

Subsequent to March 31, 2004, ECP contracted Diamond S Holdings to work on rock samples on the June Claims, Machlee Inlet, Gold River Area, Alberni Mining Division, British Columbia, Canada. $1,346 had been advanced to Diamond S Holdings to March 31, 2004, and is recorded as prepaid expense and deposit as at that date.

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

We have paid to the claims' owner $9,620 (CDN $13,000). Under the terms of the Amendment to the Agreement, we need to pay the claims' owner CDN $3,500 on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, CDN $50,000 on or before June 30, 2004 and make Exploration Expenditures on the property where we have mining interests thereon a further CDN $100,000 on or before June 30, 2005.

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

As at March 31, 2004, we had cash resources of $208,766. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of March 31, 2004, we have yet to generate any revenues from our business operations.

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

As of March 31, 2004, our total assets were $210,112 and our total liabilities were $52,445.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We have started Phase I subsequent to March 31, 2004. The Company contracted with Diamond S Holdings to work on rock samples on our claims. $1,346 had been advanced to Diamond S Holdings.

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

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 27, 2002, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's Quarterly report Form 10-QSB for the period ended March 31, 2003

(b) no report on Form 8-K was filed during this quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2004

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

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director (who also performs the functions of principal executive officer) May 15, 2004

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

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 15, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Peng Chen, President and Director, who also performs the functions of principal executive officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, Secretary and Director, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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