Form 10QSB
period 2004-06-30
ECP VENTURES INC
filed 2004-08-16
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2004

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

Outstanding as of July 31, 2004: 3,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2004 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

ECP VENTURES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2004

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

Securities Commission Building

PO Box 10129, Pacific Centre

Suite 1400 - 701 West Georgia Street

Vancouver, British Columbia

Canada V7Y 1C6

Telephone: (604) 662-8899

Fax: (604) 662-8809

Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors

ECP Ventures, Inc.

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of ECP Ventures, Inc. (An Exploration Stage Company) as of June 30, 2004 and June 30, 2003, and the related Statements of Operations, Retained Earnings, Cash Flows and Stockholders' Equity for the six month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of ECP Ventures, Inc.

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

"Moen and Company"

("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada

August 12, 2004

"Independent Accountants and Auditors"

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
June 30, 2004 and June 30, 2003
(In US Dollars)
(Unaudited)

	2004	2003
Assets		
Current Assets		
Cash and cash equivalents	$ 206,327	$ 18,924
TOTAL ASSETS	$ 206,327	$ 18,924
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$ 7,128	$ 204
Loan payable to related party (note 4)	50,000	51,403
TOTAL CURRENT LIABILITIES	57,128	51,607
Stockholders' Equity		
Capital stock (note 5)		
Authorized		
75,000,000 common shares at $0.001 par value		
Issued and fully paid		
3,000,000 common shares at par value (2003 - 1,000,000 shares)	3,000	1,000
Additional paid in capital	198,000	--
	201,000	1,000
Deficit, accumulated during the exploration stage (note 2)	(51,801)	(33,683)
TOTAL STOCKHOLDERS' EQUITY	149,199	(32,683)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 206,327	$ 18,924

Approved on Behalf of the Board:

"Peng Chen" (Signed), Chief Executive Officer and Director

"James W. McLeod" (Signed), Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(In US Dollars)
(Unaudited)

	Cumulative From Inception Date on March 12, 2002 to June 30,	Quarter Ended June 30,		Six Months Ended June 30,	
	2004	2004	2003	2004	2003
Exploration Costs	$ 13,658	$ 4,038	$ 2,333	$ 4,038	$ 2,333
Administration Expenses					
Audit and accounting fees	5,717	835	456	1,290	906
Legal expenses	31,531	3,813	2,391	5,013	3,611
Interest income	(1,219)	(263)	--	(1,219)	--
Office expenses	361	45	--	118	--
Transfer agent and filing fees	1,473	--	204	147	254
Travel and promotion	280	--	--	--	--
	38,143	4,430	3,051	5,349	4,771
Net loss for the period	$ 51,801	$ 8,468	$ 5,384	$ 9,387	$ 7,104
Basic loss per share		$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Diluted loss per share		$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average number of common shares used to compute basic and fully diluted loss per share		2,835,616	1,000,000	2,835,616	1,000,000

See Accompanying Notes and Independent Accountants' Review Report

ECP VENTURES, INC.

(A Nevada Corporation)

(An Exploration Stage Company)

Statements of Cash Flows

(In US Dollars)

(Unaudited)

	Cumulative From Inception Date on March 12, 2002 to June 30, 2004	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash provided by (used for)					
Operating activities					
Net loss for the period	$ (51,801)	$ (8,468)	$ (5,384)	$ (9,387)	$ (7,104)
Changes in non-cash working capital items					
Prepaid expense and deposit		1,346		1,346	100
Accounts payable and accrued	7,128	4,683	(296)	5,566	(796)
	(44,673)	(2,439)	(5,680)	(2,475)	(7,800)
Financing activities					
Capital stock subscribed	201,000			--	
Loan from related party	50,000		(717)	--	1,403
	251,000		(717)	--	1,403
Cash, increase (decrease) during the period	206,327	(2,439)	(6,397)	(2,475)	(6,397)
Cash and cash equivalents, beginning of period		208,766	25,321	208,802	25,321
Cash and cash equivalents, end of period	$ 206,327	$ 206,327	$ 18,924	$ 206,327	$ 18,924

See Accompanying Notes and Independent Accountants' Review Report

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002, (the date of inception was on that date) under the Company Act of the State of Nevada, U.S.A., to pursue the business of mineral exploration.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited financial statements of ECP Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

ECP has financial instruments held for trading purposes. ECP estimates that the fair value of all financial instruments at June 30, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

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

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to June 30, 2004.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

a) Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines are expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $13,658 are expensed during the period from date of inception on March 12, 2002 to June 30, 2004. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. OPTION AGREEMENT

As at April 8, 2002 and as amended on August 1, 2003 and August 3, 2004 (note 9), ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 402860, 402861, 402862 and 402863, respectively), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

a) pay to Sostad $1,935 (CAD$3,000) on execution of this agreement (paid);

b) pay to Sostad $1,935 (CAD$3,000) on or before October 8, 2002 (paid);

c) pay to Sostad $2,625 (CAD$3,500) on or before April 8, 2003 (paid);

d) pay to Sostad $2,625 (CAD$3,500) on or before October 8, 2003 (paid);

e) pay to Sostad $2,625 (CAD$3,500) on or before April 8, 2004 (paid);

f) pay to Sostad $2,625 (CAD$3,500) on or before October 8, 2004;

Note 3. OPTION AGREEMENT (Cont'd)

g) ECP shall make exploration expenditures on the property of $37,500 (CAD$50,000) on or before December 30, 2004 and $75,000 (CAD$100,000) on or before June 30, 2005;

h) Sostad shall be entitled to receive 2% of Net Smelter Returns; ECP has the option to buy one-half of the Net Smelter Return Royalty for $750,000 (CAD$1,000,000) at any time before the property is placed into commercial production.

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

Note 4. RELATED PARTY TRANSACTIONS

The amount of loan payable of $50,000 as at June 30, 2004 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and is recorded as a current liability.

Note 5. CAPITAL STOCK

a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at June 30, 2004:

Note 6. INCOME TAXES

There is a loss of $51,801 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at June 30, 2004, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Note 9. SUBSEQUENT EVENT

On August 3, 2004, ECP entered into an agreement to amend the option agreement between ECP and Larry R.W. Sostad dated April 8, 2002 and amended on August 1, 2003. ECP will make exploration expenditures on the property of $37,500 (CDN$50,000) on or before December 30, 2004 and a further $75,000 (CDN$100,000) on or before June 30, 2005.

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

We acquired our first mining property interest by entering into an option agreement (the "Agreement") with a claims' owner on April 8, 2002, and are commencing the research and exploration stage of our mining operations on that property at this time. Pursuant to the Agreement, the claims' owner granted to us an option to acquire 100% interest into mineral claims situated in Alberni Mining Division, BC. The claims' owner shall be entitled to receive 2% Net Smelter Return. The parties of the Agreement amended the payment and expenditure requirements of the Agreement on August 4, 2003. The parties further amended the expenditure requirements of the Agreement on August 3, 2004.

We have paid to the claims' owner $12,312 (CDN $16,500). Under the terms of the Amendment to the Agreement, we need to pay the claims' owner $2,625 (CDN $3,500) on or before October 8, 2004; make exploration expenditures ("Exploration Expenditures") on the property where we have mining interests thereon, $37,500 (CDN $50,000) on or before December 30, 2004 ($1,346 has been spend to June 30, 2004) and make Exploration Expenditures on the property where we have mining interests thereon a further $75,000 (CDN $100,000) on or before June 30, 2005.

Under the terms of the Agreement, we, upon the execution of the Agreement, have immediate access to the property where we have mining interests thereon to start exploration work. We have two phases of exploration programs. Further exploration will be required before a final evaluation is to the economic and legal feasibility is determined.

We have a further option to purchase one-half of the Net Smelter Return Royalty, i.e. 1% in consideration of the sum of $750,000 (CDN $1,000,000) at any time before the property where we have mining interests thereon is placed into commercial production.

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

As at June 30, 2004, we had cash resources of $206,327. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of June 30, 2004, we have yet to generate any revenues from our business operations.

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

As of June 30, 2004, our total assets were $206,327 and our total liabilities were $57,128.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We have started Phase I subsequent to June 30, 2004. The Company contracted with Diamond S Holdings to work on rock samples on our claims. $1,346 had been spend on the property.

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

The Phase II program will take approximately 45 days to complete at an estimated cost of $75,000 (CDN $100,000). If we find mineralized materials, we intend to try to develop the reserves ourselves, and/or bring in other interested parties or partners.

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

ITEM 5.  Other Information

On July 1, 2004, the Senior Compliance Examiner, OTC Compliance Unit of NASD issued a clearance letter for the quotation of the Company's common shares on the OTC Bulletin Board.

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
**Filed as an Exhibit to the Company's Quarterly report Form 10-QSB for the period ended March 31, 2003

(b) A report on Form 8-K was filed during this quarter for which this report is filed. The date of Form 8-K was August 9, 2004. The Form 8-K reported in Item 5 thereof about a further amendment of the Company's Option Agreement and amendment thereto regarding the revision of the requirements of exploration expenditures under the previous two agreements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2004

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

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director (who also performs the functions of principal executive officer) August 14, 2004

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

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August 14, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Peng Chen, President and Director, who also performs the functions of principal executive officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, Secretary and Director, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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