Form 10QSB
period 2004-09-30
ECP VENTURES INC
filed 2004-10-12
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

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

Outstanding as of October 5, 2004: 3,000,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2004 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

ECP VENTURES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2004

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

Securities Commission Building

PO Box 10129, Pacific Centre

Suite 1400 - 701 West Georgia Street

Vancouver, British Columbia

Canada V7Y 1C6

Telephone: (604) 662-8899

Fax: (604) 662-8809

Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors

ECP Ventures, Inc.

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of ECP Ventures, Inc. (An Exploration Stage Company) as of September 30, 2004 and September 30, 2003, and the related Statements of Operations, Retained Earnings, Cash Flows and Stockholders' Equity for the nine month periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Public Accountants. All information included in these financial statements is the representation of ECP Ventures, Inc.

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

"Moen and Company"

("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada

October 7, 2004

"Independent Accountants and Auditors"

ECP VENTURES, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
September 30, 2004 and September 30, 2003
(In US Dollars)
(Unaudited)

	2004	2003
Assets		
Current Assets		
Cash and cash equivalents	$ 198,565	$ 214,901
TOTAL ASSETS	$ 198,565	$ 214,901
Liabilities and Stockholders' Equity		
Current Liabilities		
Accounts payable and accrued	$	$ 622
Loan payable to related party (note 4)	50,000	50,000
TOTAL CURRENT LIABILITIES	50,000	50,622
Stockholders' Equity		
Capital stock (note 5)		
Authorized		
75,000,000 common shares at $0.001 par value		
Issued and fully paid		
3,000,000 common shares at par value (2003 - 3,000,000 shares)	3,000	3,000
Additional paid in capital	198,000	198,000
	201,000	201,000
Deficit, accumulated during the exploration stage (note 2)	(52,435)	(36,721)
TOTAL STOCKHOLDERS' EQUITY	148,565	164,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 198,565	$ 214,901

Approved on Behalf of the Board:

"Peng Chen" (Signed), Chief Executive Officer and Director

"James W. McLeod" (Signed), Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

Statements of Income
(In US Dollars)
(Unaudited)

	Cumulative From Inception Date on March 12, 2002 to September 30,	Quarter Ended September 30,		Nine Months Ended September 30,	
	2004	2004	2003	2004	2003
Exploration Costs	$ 13,658	$	$ 725	$ 4,038	$ 3,058
Administration Expenses					
Audit and accounting fees	5,717		453	1,290	1,359
Legal expenses	31,531		1,000	5,013	4,611
Interest income	(1,219)		--	(1,219)	
Office expenses	650	289	238	407	238
Transfer agent and filing fees	1,818	345	622	492	876
Travel and promotion	280	--	--	--	--
	38,777	634	2,313	5,983	7,084
Net loss for the period	$ 52,435	$ 634	$ 3,038	$ 10,021	$ 10,142
Basic loss per share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares used to compute basic and fully diluted loss per share		3,000,000	3,000,000	2,835,616	2,500,000

See Accompanying Notes and Independent Accountants' Review Report

ECP VENTURES, INC.

(A Nevada Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2004

(In U.S. Dollars)

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on March 12, 2002, (the date of inception was on that date) under the Company Act of the State of Nevada, U.S.A., to pursue the business of mineral exploration.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of ECP Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

ECP has financial instruments held for trading purposes. ECP estimates that the fair value of all financial instruments at September 30, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by ECP using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that ECP could realize in a current market exchange.

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

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to September 30, 2004.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

    Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines are expensed as incurred while ECP is in the exploration stage and, accordingly, exploration costs of $13,658 are expensed during the period from date of inception on March 12, 2002 to September 30, 2004. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. OPTION AGREEMENT

As at April 8, 2002 and as amended on August 1, 2003 and August 3, 2004, ECP signed an option agreement with Larry R.W. Sostad ("Sostad"). ECP is granted a 100% undivided interest in the June Properties (June #1, June #2, June #3 and June #4, (Tenure Number 402860, 402861, 402862 and 402863, respectively), located in the Alberni Mining Division, in the Province of British Columbia, Canada, subject to the following terms and conditions:

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

Note 3. OPTION AGREEMENT (Cont'd)

a) ECP shall make exploration expenditures on the property of $37,500 (CAD$50,000) on or before December 30, 2004 and $75,000 (CAD$100,000) on or before June 30, 2005;

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

The June properties are currently owned by Mr. Larry Ralph W. Sostad. The tenure status is in good standing, and the expiry date of all of the claims is May 29, 2005. The claims can be renewed before the expiration date by either recording the exploration work performed for the twelve months preceding that date or by paying cash in lieu of work of $150 (CAD$200) per claim.

Note 4. RELATED PARTY TRANSACTIONS

The amount of loan payable of $50,000 as at September 30, 2004 is due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, President and Director of the Company. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and is recorded as a current liability.

Note 5. CAPITAL STOCK

a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at September 30, 2004:

Note 6. INCOME TAXES

There is a loss of $52,435 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

ECP does not have liabilities as at September 30, 2004, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

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

As at September 30, 2004, we had cash resources of $198,565. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of September 30, 2004, we have yet to generate any revenues from our business operations.

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

As of September 30, 2004, our total assets were $198,565 and our total liabilities were $50,000.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We have started Phase I to September 30, 2004. The Company contracted with Diamond S Holdings to work on rock samples on our claims. $1,346 had been spend on the property.

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

Dated: October 8, 2004

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

(Signature) (Title) (Date)	/s/ "Peng Chen" Peng Chen President and Director (who also performs the functions of principal executive officer) October 8, 2004

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

(Signature) (Title) (Date)	/s/ "James W. McLeod" James W. McLeod Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) October 8, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Peng Chen, President and Director, who also performs the functions of principal executive officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, James W. McLeod, Secretary and Director, who also performs the function of principal financial officer and principal accounting officer of ECP Ventures Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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