Form 10KSB
period 2004-12-31
2-Track Global, Inc.
filed 2005-04-15
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2004	333-89208

2-TRACK GLOBAL, INC.

Nevada	41-203667
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
35 Argo House
Kilburn Park Road
London, UK NW6 5LF
Issuer’s telephone number: 011-44-20-7644-0472

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	$0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for its most recent fiscal year was approximately $106

Page - 1

As of March 15, 2005, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $17,520,000 based upon the average price of 1.46/share.

As of March 15, 2005, the Registrant had outstanding 30,000,000 shares of common stock.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from 2-Track’s previously filed Form 8-K’s, Form 10-QSB and Form 10-KSB.

Page - 2

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7  FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION
ITEM 13. EXHIBITS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

Page - 3

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as “2-Track,” or “we” or “our”) is a Nevada corporation formerly known as ECP Ventures, Inc. As a result of the Exchange Transaction discussed below, 2-Track’s business is now the business previously carried on by 2-Track Limited, a British corporation (“Limited”). Limited is a UK-based company which was formed and started doing business in October 2002. Limited’s current business focuses on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

History

2-Track was originally incorporated as ECP Ventures, Inc. in the state of Nevada on March 12, 2002. 2-Track was originally formed as an exploration stage company with the intention of acquiring, exploring and developing various gold mining properties. In April 2002, 2-Track entered into an option agreement pursuant to which it acquired a mining interest in property located in the Alberni mining division in British Columbia, Canada (the “Mining Property”). In April of 2002, 2-Track had a geologist report prepared relating to the Mining Property. Over the next 2-1/2 years, 2-Track raised debt and equity capital in order to finance the preliminary exploration costs relating to the Mining Property. 2-Track pursued this mining business until November 30, 2004 at which time it terminated the option agreement and entered into the Exchange Transaction with Limited which is discussed below.

Exchange Transaction

On November 30, 2004, ECP Ventures, Inc. (“ECPV”) entered into and consummated a Plan and Agreement of Reorganization between 2-Track and 2-Track Limited and certain stockholders of 2-Track Limited (the “Exchange Transaction”). Pursuant to the Exchange Transaction, ECPV acquired all of the issued and outstanding shares of 2-Track Limited, a British corporation in exchange for 4,500,000 (pre-split) shares of the common stock of ECPV. As a result of the Exchange Transaction, Limited became a wholly owned subsidiary of ECPV and the nine former shareholders of Limited now own, in the aggregate, approximately 60% of ECPV’s outstanding common stock. Shortly after the closing of the Exchange Transaction ECPV changed its name to 2-Track Global, Inc. As a result of the Exchange Transaction, the business formerly conducted by Limited became the primary business of 2-Track. The assets, liabilities and revenue and expenses of Limited and 2-Track are reported on a consolidated basis for financial statement purposes.

In conjunction with this Exchange Transaction, Chen Peng and James W. McLeod resigned as the officers and directors of 2-Track and Woo Sun Mike Jung and Jimmy Millard were appointed as new directors of 2-Track filling the vacancies of Messrs. Peng and McLeod. The new directors joined Ted Oldham who was previously appointed to the Board on November 22, 2004. Also on November 30, 2004, the Board appointed the following individuals as the new officers of 2-Track: Woo Sun Mike Jung as the new Chief Executive Officer and President; Jimmy Millard as the new Chief Financial Officer; and Jin Young Shin as the new Corporate Secretary. See Item 5.02 below for further information on the new executive officers and directors of 2-Track.

Page - 4

Business

2-Track’s business plan focuses on four specific telematics business segments - namely commercial fleet management applications for Vehicles, Marine, and Shipping Containers, as well as a consumer application for Leisure Marine & Exploration all of which have an inherent asset tracking and security capability.

Technology Based Solutions

2-Track, through its wholly-owned subsidiary Limited, owns the patent rights to PRISMS™ which stands for Positional Real-time Integrity and Status Monitoring System. This is logistics-oriented technology currently in development which combines a stand alone data capture and radio frequency identification (RFID) transmission device with a relay station for access to a low-earth satellite network. It is intended that PRISMS™ units will be applicable to high volume freight transport assets such as containers enabling them to report intelligently via fixed and mobile intermodal transport infrastructure including ports/terminals, ships, trains and trucks.

The PRISMS™ technology is offered as either an OEM option for manufacturers or leasing companies, as well as an aftermarket option for end-user or customer (e.g. shipper) retrofit.

By utilizing a hybrid RFID-satellite architecture through a low-earth orbit network, 2-Track’s solution offers all the advantages of RFID weight and cost combined with the global reach of direct satellite communications, providing significant benefit over RFID-only or satellite-only technology alternatives.

Technology teaming partners include Korea Orbcomm - a low earth orbit satellite network operator, Muwon Corporation - a Korean container seal manufacturer, Maxon Europe - a UK-based GSM enabled tracking unit supplier, Holin Industries - a Taiwanese GPRS enabled tracking unit supplier, ESRI (UK) - a leading GIS software and mapping company, and Thatcham - a UK vehicle safety research company. Additional RFM/RFID partnership will likely be announced during 2005.

Vehicle Fleet Management

2-Track currently supports a multi-functional tracking and status monitoring system for operators of both small and large vehicle fleets, called Condor FMS This system is presently offered on any 900MHz or 1800MHz GSM Network for European haulage and vehicle rental markets.
2-Track is also developing a General Packet Radio System (GPRS) version which will extend its tracking applications to 1900MHz networks intended for U.S. based customers.

Page - 5

The 2-Track Vehicle Fleet Management System (Condor FMS) performs a combination of management functions which can be handled simultaneously on a single PC or laptop. 2-Track’s fleet management applications, currently available in 16 European countries, include:

•	Real-time tracking
•	Navigation
•	Communication
•	Information
•	Reporting
•	Control
•	Safety and Security

The Condor FMS system has sold about 20 hardware units to a pilot customer in the UK during 2004, and is now in full commercial practice. 2-Track does not intend to allocate significant resources to the overcrowded British market but will focus instead on emerging markets which have (i) a large customer base and potential, and (ii) a large security / monitoring need. This includes countries in Africa, the Middle East, South America and Asia, and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria) is in the process of being appointed in Lagos, Nigeria and to date two copies of the Condor FMS software and some 80 units have been installed in a managed service environment at TrakTag, with specific adaptation of the software to work with Nigerian GIS mapping. Following recent trials with a major brewing company, 2-Track anticipates securing major new orders in the Nigerian market (estimated at being worth over $10m by 2007) against very limited competition.

2-Track is also pursing a commercial partnership with prospects in the Middle East with emphasis on the GCC States, Iran, Iraq, Egypt, India and Pakistan. Talks are now underway with interested parties in Dubai with regional sales representation expected during 2005.

Commercial Marine Fleet Management

The 2-Track commercial marine solution is based upon a combination of direct fleet management reporting via low earth orbit (“LEO”) satellites combined with RFM/RFID-based data relay for cargo and other wireless alarm systems. The technology centers on 2-Track’s P-Station relay unit which combines LEO satellite uplink connectivity with standard GPPS receiver technology to give a near-time picture of any vessel at sea. The P-Station also interfaces with short range radio frequency modules (“RFM”) communications to facilitate other PRISMS™-enabled equipment such as container monitoring units (P-Vision), electronic door security devices (P-Seal) and handheld container RFID tag scanners (P-Scan).

Page - 6

In addition, PRISMS™ will address the International Maritime Organization ISPS Code (A) changes relating to the installation of ship security alert systems (SSAS) by providing a point of relay for 2-Track’s wireless alarm triggers (P-SSAS) - whether deck mounted or carried as a mobile unit - giving each and every crew member a distinct alarm identity. A single alarm activation will provide a shore-based control room with all the details of the ship’s position, SOG, COG and other important data at the point the alarm was activated and monitored thereafter.

Containerized Cargo

2-Track provides Supply Chain Management (SCM) and security data monitoring for containerized cargo. For refrigerated or specialized containers with more intensive data reporting requirements and a power supply, the P-Vision unit can be installed directly into the container superstructure and wires into the control panel and power supply from which it offers any degree of monitoring frequency as well as active alarms. P-Vision is deployable in a dual format as RFM-only or as hybrid RFM-LEO satellite communicator.

For dry containers with predominantly security emphasis, an RFM-only variant called P-Guard offers a low profile reporting unit which can be scanned by the P-Station relay unit installed on any intermodal transport asset (ship, train, truck, etc), providing coverage when there is no direct sight of satellite from the container itself (e.g. in a ship’s hold or a dock stack). P-Guard uses internationally standardized RFID technology to communicate with 2-Track’s RFID P-Seal (see below), as well as third-party container sensors offering door and internal status monitoring.

2-Track’s proprietary electronic seal (P-Seal) is also part of the PRISMS™ development family. This device is fitted to any dry container door and, once activated, will send a tamper-alert signal through any vessel or port-mounted relay if cut. It is intended that all P-Seals will be fully readable by all ISO standard RFID scanners and readers, giving the P-Seal expanded compatibility to work within non-PRISMS RFID networks and infrastructures.

The PRISMS™ solution is intended to provide operational security and monitoring of container movement and integrity across all normal intermodal transport modes, and can be deployed along side other personnel/based and management-based security systems. As a result, the PRISMS™ data can be routed directly to 2-Track’s fleet management control software which gives management complete visibility of their container fleet history and activity in real time.

PRISMS™ will not be finalized for supply chain trials until Autumn 2005 earliest, and subject to successful testing on a variety of structured tradelane pathways and across multiple cargo types, will be phased in commercially from 2006. 2-Track has held early stage talks with two significant logistics players regarding partnering the PRISMS technology through the initial trials.

Page - 7

Leisure Marine & Exploration

In addition to the commercial fleet management applications discussed above, 2-Track has also designed a consumer monitoring solution called Starfish based on PRISMS™ technology which are aimed at yachts, motorboats, off-road and explorer vehicles and similar one-off requirements of individuals or groups.

Starfish automatically reports latest position and other criteria being measured at a pre-determined interval to a virtual control center from where 2-Track offers web-based access to the data through a secure login procedure. The result is an automated solution for owners, friends or family to track remote assets such as boats, vehicles or groups.

Starfish can also be utilized by yacht race organizers and charter companies to manage multiple asset positions automatically at preset intervals to a single website interface-giving graphical representations of entire fleet positions by key identifiers such as class, name, boat type etc.

Version 1 of the Starfish equipment is now finalized and is undergoing trials with a round-the- world yacht FKT (www.fkt.co.kr) as well as one or more vehicles taking part in the EurAsia rally featuring vehicles travelling from London, England to Seoul, South Korea to commemorate the 60th Anniversary of South Korea’s independence.

Further information regarding 2-Track and its business and technologies are available at www.2-track.com. 2-Track’s executive offices will be co-located with its sole subsidiary, 2-Track Limited at 35 Argo House, Kilburn Park Road, London, UK, NW6 5LF. 2-Track’s telephone number is 011-44-20-7644-0472.

Marketing

The primary long-term target market for PRISMS™ is the shipping container market which is driven by a combination of counter-terrorism security needs and data management needs in the supply chain. There are multiple players acting within the supply chain and PRISMS deliberately adopts many different configurations to optimize the specific data and security mix that applies to any given player.

Players include shippers (cargo owners), ocean carriers, intermodal transport operators and hauliers, third party logistics companies (3PL), agents, as well as customs and port authorities.

Approximate Global Markets:
•	500,000 refrigerated (reefers) or specialist containers (P-Vision)
•	10 million + standard containers (P-Guard)
•	150 million + p.a. container door sealing actions (P-Seal)

Page - 8

In addition to providing a relay point for other PRISMS™ -units, the P-Station relay also provides commercial marine and fleet management by supporting peripheral devices such as ships security alarm system (SSAS) as required by the IMO for all shipping over 500 tonnes, and electronic seal on container doors (as required by US Customs initiatives).

Approximate Global Markets:
•	1,000 container vessels (P-Station)
•	40,000 registered vessels over 300 tonnes (P-Station) -SSAS now compulsory
•	200,000 registered vessels over 50 tonnes (P-Station) - SSAS a possible requirement in future

The Leisure Marine market represents another opportunity for 2-Track to enter in that it can be served using the satellite components of PRISMS technology without any need for the RFM components. The unit, branded Starfish, will be sold in Europe, Australia and the US through a network of marine electronics dealers and other specialist outlets, and may also have applications for small commercial fleet vessels such as fishing boats.

Approximate Global Markets:
•	600,000 leisure craft 28-50’ in EU (Starfish)
•	450,000 leisure craft 28-50’ in the US (Starfish)
•	35,000 leisure craft 28-50’ in Australasia (Starfish)

2-Track’s vehicle-based fleet management system (FMS) is in operation with a small number of vehicle rental companies. Operating through a commercial GSM network with dual-band roaming, 2-Track is now ready to develop a GPRS version in collaboration with its primary GSM modem supplier in the UK- Maxon Seuwon (Europe), a subsidiary of Maxon.

The 2-Track FMS system was recently awarded is Thatcham Q Class certification - the UK industry-standard security rating from the leading vehicle testing and safety organization.

Approximate Global Markets:
•	UK - 11,000 Freight Transport Association members; 425,000 commercial vehicles
•	EU - over 2 million commercial vehicles
•	India, Pakistan, China, Middle East, Africa, ASEAN - some of the worlds fastest growing freight forwarding/road haulage industries with huge potential for satellite based systems.

2-Track will also week to develop an indirect sales force consisting of Franchisees and Value Added Resellers / Agents in geographically distinct markets. 2-Track also hopes to create partnership distribution channels including marketing arrangements with logistics solution providers, independent software venders and container equipment suppliers. 2-Track will also market directly to container manufacturers and leasors. To enhance its marketing partnerships, 2-Track may grant certain exclusive territory rights to its products and technologies.

Page - 9

Competition

2-Track faces competitive environments in all its target markets, but of a very mixed and often complex kind.

In most commercial fleet management solution markets, 2-Track competes head-to-head with many other systems using the same or similar components and utilizing identical wireless telephone networks - whether GSM or GPRS format. With commoditization inevitable in mature markets 2-Track has focused on creating software solutions for significant emerging markets where competition is weak and the security need is large. By partnering directly with established resellers with appropriate GIS mapping, technology credentials and often political connections, 2-Track is confident of making major inroads in these markets without the need for major marketing expense.

The container monitoring market is a highly attractive one because although it is still embryonic, many analysts believe significant opportunities exist in the equipment and services market for both OEM and Aftermarket container monitoring solutions subject to the outcome of US government policy direction during 2005/6 and agreement of a set of internationally recognized technical standards.

Although small numbers of containers are presently monitored and tracked using RFID scanning technology at major transport nodes, 2-Track believes that the real opportunity lies in delivering cost effective end-to-end solutions across all transport modes - in real or near time - with additional data reporting capability such as internal status.

Although several different solutions have been developed for both supply chain management (SCM) data needs and container security needs, none has yet been successfully commercially exploited on a large scale. In reality it is likely that the “market” will not evolve into a single solution but into a small number of segments for different cargo and transport requirements - reflecting value, distance, complexity, risk of terrorism and other factors. 2-Track intends to target some but not all of these segments with its PRISMS technology, representing an estimated 30-40% of all global container traffic.

The most prominent private-sector initiative currently exploring and evaluating “smart” container technology is a multi-party enterprise called Smart and Secure Tradelanes [SST] Initiative which incorporates a number of shippers, port authorities and operators, technology companies and equipment manufacturers in an affiliation to develop a coherent global information network for container security. One of its founder members Savi Technology has significant experience in tracking assets for the US military over many years in remote locations.

Government Controls and Regulations

PRISMS is a multi-format communications architecture under development which can be OEM installed during manufacture or retrofitted to any standard dry, refrigerated or specialist container unit to deliver clear operational benefits to both carriers and their clients (shippers) in complying with new regulations - as well as achieving clear economic benefits. The most immediate of these measures are the initiatives affecting the operations and management of international trade supply chains into and out of the US - predominantly:

Page - 10

•
Container Security Initiative - A major strategic initiative launched in January 2002 by the US Customs and Border Patrol (CBP) to ensure that container security measurers are taken at the port of loading by selected US officials on high-risk cargo destined for the US.

•
Customs - Trade Partnership Against Terrorism (C-TPAT) - a currently voluntary scheme launched by the CBP whereby participants in the supply chain work with validation teams from the CBP to demonstrate a certain level of procedural, physical, conveyancing and personnel security through improved documentation, technology adoption, training and other measures.

•
24 Hour Advanced Manifest Rule - The 24-hour rule requires cargo owners to submit cargo manifest information from any port of loading to US ports at least 24 hours before sailing from the final foreign port.

Additionally there are major new maritime measures resulting in changes to the International Maritime Organization (IMO) code on International Ship and Port Facility Security (ISPS) which has seen two new requirements for shipping over 500 gross tones from July 2003 onwards:

•	Automatic Identification Systems (AIS) - a technical requirement for providing data about a ship’s position and status through the VHF equipment (short range) prior to reaching a destination port.

•
Ship Security Alert Systems (SSAS) - a technical requirement for providing a discrete alarm mechanism for the ship’s crew through existing or newly installed satellite or radio equipment such as a tracking device or GMDSS unit (the current emergency signaling platform).

The major backdrop to the Commercial Marine market is forthcoming legislation and standards adopted by the IMO, which has adopted a number of amendments to the 1974 Safety of Life at Sea Convention (SOLAS), of which the most far-reaching are the new Chapter of the International Ship and Port Facility Security Code (ISPS Code) and detailed new navigation and identification technologies.

Chapter 2 Amendments (Security Levels). This chapter applies to passenger ships and cargo ships of 500 gross tonnage and upwards, including high speed craft, mobile offshore drilling units and port facilities serving such ships engaged on international voyages. The ISPS Code amendments took effect on 1 July 2004. The Code contains detailed security-related requirements for Governments, port authorities and shipping companies in a mandatory section (Part A), together with a series of guidelines about how to meet these requirements in a second, non-mandatory section (Part B).

Page - 11

The regulation requires Administrations to set security levels and ensure the provision of security level information to ships entitled to fly their flag. Prior to entering a port, or whilst in a port, within the territory of a Contracting Government, a ship shall comply with the requirements for the security level set by that Contracting Government, if that security level is higher than the security level set by the Administration for that ship.

This risk management concept will be embodied in the Code through a number of minimum functional security requirements for ships and port facilities.

Chapter 5 Amendments (AIS). Regulation XI-2/5 requires all ships to be provided with a ship security alert system, according to a strict timetable that will see most vessels fitted by July 2004 (50,000 tonnes) and the remainder by December 2004.

When activated the ship security alert system shall initiate and transmit a ship-to-shore security alert to a competent authority designated by the Administration, identifying the ship, its location and indicating that the security of the ship is under threat or it has been compromised. The system will not raise any alarm on-board the ship. The ship security alert system shall be capable of being activated from the navigation bridge and in at least one other location.

Intellectual Property Rights

2-Track owns all the intellectual property for its PRISMS™ technology for container monitoring. This includes all the requirements, firmware and software design and planning, and other copyright encompassed in the technical specification for the communications architecture and its specific deployment for the business applications stated in this document, and subject to a PCT Application through the Korean Patent Office in November 2004.

2-Track also owns the intellectual property rights to two middleware/software applications used for the reporting and presentation of data captured from remote assets such as vehicles, vessels or containers - using PRISMS™ or other GSM-equipped devices, although in most instances third-party GIS licences are embedded in the final software product.

Research and Development Expenditures

During fiscal years 2004 and 2003, 2-Track’s subsidiary, 2-Track Limited spent approximately $395,000 and $15,000, respectively, on product research and development. It is expected that expenditures for research and development will increase in the current year as 2-Track looks to develop new end-user products and expand its marketing efforts.

Page - 12

Employees

On December 31, 2004, 2-Track had four full-time employees and two Directors working at its London offices. 2-Track’s employees are not subject to a labor contract or collective bargaining agreement. 2-Track considers its employee relations to be extremely good.

Factors Affecting Future Operating Results

2-Track has incurred operating losses since inception and has generated only limited revenues during fiscal 2004. As a result of the losses and negative cash flows from operations, 2-Track's ability to continue operations will depend on its ability to generate increased revenues and the availability of equity/debt financing for working capital. If 2-Track is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, 2-Track may be unable to establish or maintain desired levels of business operations.

The audit report of 2-Track’s independent accounting firm includes a “going concern” qualification. In the independent accounting firm’s opinion, 2-Track’s limited operating history and accumulated net deficit as of December 31, 2004, raise substantial doubt about its ability to continue as a going concern.

2-Track Limited (“Limited”) is a start-up company and is in the process of fully implementing its business plan and technologies. Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. As a result of the Exchange Transaction, 2-Track’s business is now the same as Limited which has only a limited operating history upon which an evaluation of its future performance can be made. 2-Track’s future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

The success of 2-Track’s technology based business will depend on several factors including:

•	2-Track’s ability to maintain competitive prices which provide desired profit margins and expanding its product line;

•
2-Track’s success in finalizing its PRISMS™ technology development, in particular its radio frequency module (RFM) component required for scanning and reporting container data in difficult environments such as terminal yards and ship’s holds;

•	2-Track’s success in further improving its user-friendly internet and PC/network fleet management applications to enable its hardware solutions to be used effectively;

•	2-Track’s ability to increase consumer awareness of its products and services;

•	2-Track’s ability to provide comprehensive solutions which satisfy current and future anti-terrorism government regulation applicable to national and international commerce.

Page - 13

The development and marketing of technology products requires significant amounts of capital. To date, both 2-Track and limited have relied on the sale of equity securities and loans to meet their operational and capital requirements. Because 2-Track has limited revenues, it will be necessary to fund its initial operations by selling additional equity or debt securities, secure lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for 2-Track’s products and technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into other corporate transactions would have a material adverse effect on 2-Track’s ability to achieve its intended business objectives. Any future equity financing will result in dilution to current stockholders. Future debt financing will result in interest expense and the risk that 2-Track cannot repay such debt when due.

2-Track will be competing in the global tracking and monitoring market, a market characterized by intense competition from both established companies and start-up companies. Since the market demands both competitive prices and capabilities, 2-Track’s success depends in part on its ability to enhance existing products and introduce new technologies. This requires 2-Track to accurately predict future technology and pricing trends. Unexpected changes in technological standards, the rate of technology adoption, customer demand and pricing of competitive products could adversely affect 2-Track’s operating results if it is unable to respond effectively to such changes.

2-Track’s current manufacturing structure is particularly subject to various risks associated with its use of offshore contract manufacturers, including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect 2-Track’s business and results of operations. The impact of these risks on 2-Track’s operations is difficult to measure, but the inability to alter its strategic markets, or react properly to changing economic conditions could have an adverse effect on 2-Track’s financial position.

2-Track’s target markets include end-users, resellers, systems integrators, major accounts and original equipment manufacturers. Due to the relative size of some customers, sales in any one market segment could fluctuate dramatically on a quarter-to-quarter basis. Fluctuations in the major accounts and OEM segment could materially adversely affect 2-Track’s financial condition and results of operations. Additionally, 2-Track’s revenues and results of operations could be adversely affected if it were to lose certain key distribution or development partners.

In summary, 2-Track’s net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for 2-Track’s products; delays in new product introductions by 2-Track; market acceptance of new products and technologies by 2-Track or its competitors; changes in product pricing, material costs or customer discounts; the size and timing of customer orders; fluctuations in channel inventory levels; variations in the mix of product sales; manufacturing delays or disruptions in sources of supply; and the pace of the current economic recovery. 2-Track’s future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect 2-Track’s business and financial condition.

In addition to the above, 2-Track is also susceptible to other factors that generally affect the market for stocks of technology companies. These factors could affect the price of 2-Track’s stock and could cause such stock price to fluctuate significantly over short periods of time.

Page - 14

ITEM 2. DESCRIPTION OF PROPERTY

2-Track’s office is located at 35 Argo House, Kilburn Park Road, London. 2-Track leases 800 sq. ft of office space at a monthly rental of about US$5,000.

2-Track also employs a research and development sub-contractor located at 1502 Cresyn Tower, 8-24, Seoul, Korea, with a dedicated office and team for 2-Track’s technology developments. The office costs are approximately US$3,000 per month.

Until November 30, 2004, 2-Track held development rights to certain mining property located in the Alberni Mining Division, British Columbia, Canada. On November 30, 2004 the option agreement representing these development rights was terminated.

ITEM 3. LEGAL PROCEEDINGS

2-Track is not involved in any legal proceedings arising in the course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Page - 15

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Commencing in July 2004, 2-Track's common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “ECPV”. Effective as of December 6, 2004, 2-Track's trading symbol was changed to “TOTG” to reflect the Exchange Transaction with 2-Track Limited. The following chart sets forth the known high and low price on a bid basis for 2-Track’s stock for each quarter ending after December 6th, 2004. Prior to December 6th, 2004 there was no public trading market for 2-Track’s common stock. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31, 2004	Low	High
Fourth Quarter	$ 0.05 *	$ 1.90 *
Third Quarter	-	-
Second Quarter	-	-
First Quarter	-	-

____________________________________
* Reflects post- stock split of 4 for 1 and post-share exchange transaction

As of March 15, 2005, there were approximately 88 holders of record of 2-Track's Common Stock. This amount does not include shares held in street name.

Dividend Policy

2-Track has never paid any cash dividends on its common stock. 2-Track currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During 2-Track’s fiscal year ended December 31, 2004, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the “1933 Act”).

On November 30, 2004, 2-Track issued 4,500,000 (18,000,000 post-split) shares of its common stock to the nine (9) shareholders of 2-Track Limited in exchange for all of the outstanding shares of 2-Track Limited. 2-Track shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation S of the 1933 Act. These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

Page - 16

During the fiscal year ended December 31, 2002, 2-Track issued the following equity securities pursuant to exemptions from registration under the 1933 Act.

In March 2002, 2-Track issued 1,000,000 shares of its restricted common stock to its two officers and directors. The shares were issued for cash consideration of $1,000. The above issuance was made without any public solicitation, to two individuals and were acquired for investment purposes only. Each of the two individuals had access to information about 2-Track and were deemed capable of protecting their own interests. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2004 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Budgets and projections as to capital resources and expenditures during 2005 are also forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of 2-Track’s business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. 2-Track’s plan of operation during 2005 is set forth below.

2-Track’s budget for fiscal 2005 is predicated on an aggregate cash requirement of $3.47 million of which $1.03 million is expected to be met through operational revenues, with the balance of $2.44 million expected to be met from financing activities.

Page - 17

The majority of these costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum 2-Track expects to raise $1.5 million during fiscal 2005 from debt/equity finance activities, and in that circumstance, its expenditure will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2005	US Dollars	GBP
	(in thousands)

All Payroll	$1,136.2	£598.0

All Administrative Expenses	$1,185.6	£624.5

Net Changes in Working Capital	$ 122.4	£ 64.4

All Capital Expenditures	$ 694.4	£365.5

All Finance Charges	$ 336.7	£177.2

GROSS ANTICIPATED CASH REQUIREMENT	$3,476.0	£1,829.5

Less Gross Margin from Operations	$1,036.3	£ 545.4

NET ANTICIPATED CASH FROM FINANCING	$2,439.8	£1,284.1

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products:

Condor FMS -  GPRS version   May/June 2005
Starfish VMS -  LEO satellite   Aug/Sept 2005
PRISMS -                      Working prototypes               from Oct 2005

Business Development

The primary business development targets for 2005 will be the development of new markets for the Condor FMS vehicle fleet management solution and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GSM format, will be expended through the addition of a GPRS format during the summer.

Page - 18

Territorially there will be an emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish marks the 2-Track’s first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Ttrack is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate.

PRISMS is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Results of Operation

From inception until the Exchange Transaction on November 30, 2004, ECPV’s business involved the exploration of certain mining property to determine if further development was justified. Consequently, ECPV had not generated any revenues from inception to the closing of the Exchange Transaction on November 30, 2004. As a result of the Exchange Transaction, 2-Track (formerly ECPV) is no longer in the mining business and is now engaged in asset tracking and security technologies. Consequently, comparisons between operating results of ECPV before and of 2-Track after November 30, 2004 are of limited value since 2-Track was engaged in an unrelated business after November 30, 2004.

Operating Results for the Fiscal Year Ended December 31, 2003 and the 11 Month Period Ended November 30, 2004

From inception on March 12, 2002 through November 30, 2004, 2-Track did not generate any revenues. For the 11 month period ended November 30, 2004, 2-Track incurred operating expenses of $10,021 compared to $15,835 of operating expenses incurred for the year ended December 31, 2003. These expenses related to the preliminary exploration of an optioned mining property.

Due to a one time write-off of $50,000 of accounts payable, 2-Track recorded a $39,979 net profit for the 11 month period ended November 30, 2004. 2-Track recorded a net loss of $15,835 for the year ended December 31, 2003.

Operating Results for the Fiscal Year Ended December 31, 2004.

On December 1, 2004, 2-Track commenced operating its new business in the asset tracking and security technology field and ceased all mining related activities. For the 31 day period ended December 31, 2004, 2-Track generated $106 of revenue and incurred $615 of cost of sales resulting in an operating loss of $509. Revenues and expenses generated after November 30, 2004 relate to 2-Track’s new business of asset tracking and security. For the year ended December 31, 2004, 2-Track incurred $35,990 of operating expenses  which related to its new business and benefited from a one-time write-off of $50,000 in accounts payable resulting in a net profit, after taxes, of $11,952 for the year ended December 31, 2004.

Page - 19

Capital Financing

Subsequent to the Exchange Transaction, 2-Track entered into an agreement with The Hartsmoor Consultancy Limited (“Hartsmoor”), a UK-based investment banking boutique, whereby Hartsmoor agreed to use its reasonable efforts to raise up to $6,500,000 in equity and/or debt capital on behalf of 2-Track over a 270 day period. As of December 31, 2004, Hartsmoor had delivered no funds pursuant to this agreement.

Liquidity and Capital Resources

Although 2-Track has incurred operating losses during the last two fiscal years, it had retained earnings of $115,480 as of the end of fiscal year 2004. At December 31, 2004, 2-Track had cash  and funds in trust of $229,970 and net working capital of $88,074. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

During fiscal year 2004 2-Track’s President and Chief Executive Officer advanced $50,000 to 2-Track for working capital. This amount was forgiven on November 30, 2004.

2-Track will require a minimum of $1.5 million in additional working capital during the current year to fund its basic business development and growth although management hopes to achieve a higher figure based on its price per share valuations. It is 2-Track’s intention to pursue several possible funding opportunities including the sale of additional securities or the incurring of debt. In parallel with the Hartsmoor Agreement, it is 2-Track’s intention to pursue other equity and debt-based funding strategies through the issue of new ordinary stock and/or long-term borrowing commensurate with a responsible level of gearing

Due to the 2-Track’s limited cash flow, operating losses and limited assets, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from its major stockholders or other outside sources such as Hartsmoor in order to fund its current operations. If these investors were unwilling or unable to provide necessary working capital to 2-Track, 2-Track would probably not be able to sustain its operations. There is no written agreement or contractual obligation other than the Hartsmoor agreement, which would require 2-Track’s investors to fund Company operations up to a certain amount or indeed continue to finance 2-Track’s operations at all.

Page - 20

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its technology business. Such additional capital may be raised through public or private financing as well as borrowing from other sources. From inception to November 30, 2004, 2-Track’s former President had paid substantially all of 2-Track’s expenses since establishing its business in March 2002. Although 2-Track believes that these investors will continue to fund 2-Track’s expenses based upon their significant equity interest in 2-Track, there is no assurance that such investors will continue to invest in 2-Track. If adequate funds are not otherwise available, 2-Track would not be able to sustain its planned operations.

Critical Accounting Policies

The discussion and analysis of 2-Track's financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition. 2-Track uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. 2-Track believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Basis of presentation

The accompanying consolidated financial statements of 2-Track Global, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) and include the accounts of its wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited, acquired on November 30, 2004. 2-Track Global, Inc. includes in consolidation only the subsidiary’s revenue and expenses subsequent to the date that control was obtained on November 30, 2004 (ARB-51, PARA 11).

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

Page - 21

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

Earnings per share

2-Track adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Disclosure about fair value of financial instruments

2-Track has financial instruments held for trading purposes. 2-Track estimates that the fair value of all financial instruments at December 31, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject 2-Track to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. 2-Track limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Long-lived assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on 2-Track’s results of operations, cash flows or financial position in these financial statements.

Page - 22

Foreign currency translation

The accounts of 2-Track are translated into US Dollars on the following basis:

•	Monetary assets and liabilities are translated at the current rate of exchange.

•	The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

•	The gain or loss on translation is reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

•	Gains or losses from foreign currency transactions are recognized in current net income.

•	Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

•	Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

•	An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity.

Stock-based Compensation

SFAS No. 123, “Accounting for stock-based compensation” permits the use of either a “fair value based method” or the “intrinsic value method” defined in Accounting Principles Board Opinion 25, “Accounting for stock issued to employees” (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. 2-Track has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to 2-Track’s net loss or net loss per share.

Fixed assets

2-Track depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.

Page - 23

Intangible assets

Intangible assets represent costs incurred related to computer software development. application stage costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of each product - expected March 2005 and October 2005 respectively.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments 2-Track may enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope, which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions of SFAS No. 150 did not have a material impact on 2-Track’s financial position or results of operations.

Page - 24

ITEM 7 FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Retained Earnings (Deficit)

Consolidated Statement of Cash Flows

Consolidated Statement of Stockholders’ Equity

Notes to Financial Statements

Page - 25

MOEN AND COMPANY CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6

Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

Report of Independent Registered Public Accounting Firm

AS RESTATED

To the Shareholders and Directors of
2-Track Global, Inc. (formerly named ECP Ventures, Inc.)
(A Nevada Corporation)

We have audited the consolidated balance sheets of 2-Track Global, Inc. (formerly named ECP Ventures, Inc.) (A Nevada Corporation) as of December 31, 2004 and December 31, 2003, and the related consolidated statements of income, retained earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. (formerly named ECP Ventures, Inc.) (A Nevada Corporation) as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about he Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these maters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 “Moen and Company”
Vancouver, British Columbia, Canada
April 14, 2005

Chartered Accountants

Page - 26

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Balance Sheet
December 31, 2004
(Expressed In U.S. Dollars)
(With Comparative Figures at December 31, 2003)
AS RESTATED

ASSETS	2004	2003
Current Assets
Cash	$31,405	$208,802
Funds in Trust	198,565
Value added tax recoverable	10,134
Accounts receivable	1,053	-
Prepaid expense	--	1,346
TOTAL CURRENT ASSETS	241,157	210,148
Fixed assets (Note 8)	522	-
Intangible assets (Note 9)	217,835	-
TOTAL ASSETS	$459,514	$210,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued	$108,091	$1,562
income tax payable	44,068
Loan payable to related party (Note 4)	924	50,000
TOTAL CURRENT LIABILITIES	153,083	51,562
Stockholders' Equity
Capital Stock
Issued and outstanding: 30,000,000 common shares at par value of $0.0001 per share
par value	30,000	3,000
Additional paid in capital	165,482	198,000
	195,482	201,000
Retained earnings (Deficit)	115,480	(42,414)
Cumulative currency translation adjustments	(4,531)	-
TOTAL STOCKHOLDERS' EQUITY	306,431	158,586
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY$	459,514	$210,148

See. Accompanying Notes and Independent Auditors' Report

Page - 27

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Income
For Year Ended December 31, 2004
(Expressed In U.S. Dollars)
(With Comparative Figures for Year Ended December 31, 2003)
AS RESTATED

	2004	2003

Sales	$106	$-
Cost of Sales	615	-
Gross Profit	(509)	-
Debt extinguished	50,000	-
	49,491	-
Expenses
Administrative expenses	$35,990	$10,085
Exploration costs	--	5,750
Depreciation	2	-

TOTAL EXPENSES	35,992	15,835
Profit (Loss) Before Income Taxes	13,499	(15,835)
Income Taxes	1,547	-
Net Profit (Loss) for the Year	$11,952	$(15,835)

See. Accompanying Notes and Independent Auditors' Report

Page - 28

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Retained Earnings (Deficit)
For Year Ended December 31, 2004
(Expressed In U.S. Dollars)
(With Comparative Figures for Year Ended December 31, 2003)
AS RESTATED

	2004	2003

Balance, beginning of year	$--	$(26,579)
Balance on the date of acquisition	103,528
Net Profit (Loss) for the year	11,952	(15,835)
Balance, end of year (Deficit)	$115,480	$(42,414)

See. Accompanying Notes and Independent Auditors' Report

Page - 29

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Cash Flows
For Year Ended December 31, 2004
(Expressed In U.S. Dollars)
(With Comparative Figures for Year Ended December 31, 2003)
  AS RESTATED

	2004	2003
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the year	$11,952	$(15,835)
Items not requiring use of cash:
Depreciation	2
Debt extinguished	(50,000)
Cumulative currency translation adjustment	(1,863)
Changes in non-cash working capital items
Funds in trust	(198,565)
Accounts receivable	2,794
Prepaid expense	1,346	(1,246)
Accounts payable	(21,151)	562
Cash provided by (used for) operating activities	(255,485)	(16,519)
Investing Activities

Cash used for investing purposes
Financing Activities
Capital stock subscribed	--	200,000

Cash provided by financing activities		200,000
Cash increase (decrease) during the year	(255,485)	183,481
Cash, balance of subsidiary at date of acquisition	78,088
Cash, Beginning of period	208,802	25,321
Cash, End of year	$31,405	$208,802

See. Accompanying Notes and Independent Auditors' Report

Page - 30

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on March 12, 2002 to December 31, 2004
(Expressed In U.S. Dollars)
  AS RESTATED

							Cumulative	Total
	Price	Number of		Additional	Total	Retained	Currency	Share-
	Per	Common	par	Paid-in	Capital	Earnings	Translation	holders'
	Share	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
March 12, 2002
Issuance of shares for cash	$0.001	1,000,000	1,000	--	1,000			1,000
Net loss for the period from date of inception
on March 12, 2002 to December 31, 2002						(26,579)		(26,579)
Balance, December 31, 2002		1,000,000	1,000	--	1,000	(26,579)		(25,579)
July 30, 2003
Issuance of shares for cash	$0.10	2,000,000	2,000	198,000	200,000			200,000
Net loss for twelve months ended December 31, 2003						(15,835)		(15,835)
Balance, December 31, 2003		3,000,000	3,000	198,000	201,000	(42,414)		158,586
Retained earnings adjusted on acquisition						145,942		145,942
Net profit for one month ended December 31, 2004						11,952	(2,668)	9,284
November 30, 2004
Issuance of shares for subsidiary		4,500,000	4,500	(4,500)
Opening cumulative currency translation
adjustment at date of acquisition of subsidiary							(1,863)	(1,863)
Balance, December 31, 2004		7,500,000	7,500	193,500	201,000	115,480	(4,531)	311,949
Adjustment to paid up capital for Forward split 4:1			22,500	(28,018)	(5,518)			(5,518)
		30,000,000	30,000	165,482	195,482	115,480	(4,531)	306,431

See. Accompanying Notes and Independent Auditors' Report

Page - 31

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

Note 1. ORGANIZATION AND NATURE OF BUSINESS

2-Track Global, Inc. (“the Company”) was incorporated on March 12, 2002, as ECP Ventures, Inc. (the date of inception was on that date) under the Company Act of the State of Nevada, U.S.A., to pursue the business of mineral exploration. The Company changed its name to 2-Track Global, Inc. on December 1, 2004 concurrent with the acquisition of the wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited and changed the nature of its business to logistics-oriented technology including vessel and vehicle fleet management solutions, and a proprietary positional real-time integrity and status monitoring systems for containers and other remote assets.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of 2-Track Global, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) and include the accounts of its wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited, acquired on November 30, 2004. 2-Track Global, Inc. includes in consolidation only the subsidiary’s revenue and expenses subsequent to the date that control was obtained on November 30, 2004 (ARB-51, PARA 11).

Page - 32

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

Exploration stage company

2-Track Global, Inc. was an exploration stage company and concurrent with the acquisition of the subsidiary company, on November 30, 2004 changed the nature of its business to high technology formerly carried on by the subsidiary.

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

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation’s policy is to recognize the costs of compensated absences when paid to employees.

Page - 33

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Disclosure about fair value of financial instruments

The Company has financial instruments held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2004 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Long-lived assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company’s results of operations, cash flows or financial position in these financial statements.

Page - 34

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

Foreign currency translation

The accounts of the Company are translated into US Dollars on the following basis:

•	Monetary assets and liabilities are translated at the current rate of exchange.
•	The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
•	The gain or loss on translation is reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.
•	Gains or losses from foreign currency transactions are recognized in current net income.
•	Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
•	Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.
•	An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and “Accounting for Stock-Based Compensation”. This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Fixed assets

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.

Page - 35

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

Intangible assets

Intangible assets represent costs incurred related to computer software development. application stage costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of each product - expected March 2005 and October 2005, respectively.

Mineral property acquisition costs and deferred exploration expenditures

As of November 30, 2004, the Company discontinued any involvement in the business of mineral exploration.

Note 3. OPTION AGREEMENT ON MINING PROPERTY

As at April 8, 2002 and as amended on August 1, 2003 and August 3, 2004, the Company signed an option agreement with Larry R.W. Sostad. This agreement is terminated as of November 30, 2004

Note 4. RELATED PARTY TRANSACTIONS

The amount of loan payable of $50,000 was due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, former President and Director of the Company. Mr. Peng Chen agreed to forego payment of this loan and agreed to a debt extinguishment.

There is a net amount of $924 payable to Directors of the subsidiary.

Note 5. INCOME TAXES

United States

There is a loss of $2,435 carried forward that may be applied towards future profits.

There are no current or deferred tax expenses for the years ended December 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

Page - 36

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

A reconciliation between the statutory federal income tax rate and the effective income  rate of income tax expense for the years ended December 31, 2004 and 2003 is as  follows:

United Kingdom

2-Track Limited has a liability for United Kingdom income taxes of $44,068 (£23,000) which is included as a current liability in accounts payable at December 31, 2004 in this consolidated financial statement.

Note 6. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2004, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

Page - 37

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

Note 7. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8. FIXED ASSETS

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum. The cost and accumulated depreciation are as follows:

Cost	$896
Accumulated Depreciation	374
Balance, December 31, 2004	$522

Note 9. INTANGIBLE ASSETS

The wholly-owned subsidiary company, 2-Track Limited has incurred costs that total $217,835 to December 31, 2004 for computer software development - Application Stage Costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of cash product - expected March 2005 and October 2005, respectively.

Note 10. ACQUISITION OF 100% OF SHARES OF 2-TRACK LIMITED, A UNITED
KINGDOM CORPORATION

Pursuant to an agreement dated November 30, 2004. ECP Ventures, Inc. (which subsequently changed its name to 2-Track Global, Inc., exchanged 4,500,000 shares of its common shares for 100% of the issued and outstanding shares of 2-Track Limited. 2-Track Limited has no outstanding options, warrants or any other rights to purchase its common stock.

Page - 38

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed In U.S. Dollars

AS RESTATED

The agreement closed on November 30, 2004, and immediately after the closing, 2-Track Global, Inc. forward split its common stock on the basis of four new for one old share increasing its common shares outstanding to 30,000,000 common shares. 2-Track Global, Inc. is not obligated to pay any finders’ agent’s or broker fees in connection with the acquisition of 2-Track Limited.

On November 30, 2004, 2 Track Global, Inc. entered into a business combination whereby it issued 4,500,000 shares in exchange for 100% of the outstanding voting common stock of 2 Track Limited, an operating company acquired in the United Kingdom. 2 Track United’s result of operations have been included in the consolidated financial statements since the date of acquisition. The transaction resulted in the former shareholders of 2 Track Limited obtaining a controlling (60%) interest in 2 Track Global, Inc.

2 Track Global, Inc. was the legal acquirer of the operating company; however, the operating company was the acquirer for accounting purposes as the former shareholders of the operating company controlled 60% of the consolidated entity after the business combination.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values, at November 30, 2004:

Cash and cash equivalents	$78,088
Accounts receivable	16,686
Fixed assets	524
Intangible assets	217,835
Total Assets Acquired	313,133
Accounts payable and accrued	165,356
Net Assets Acquired	$147,777

A forward split of the stock of 2 Track Global, Inc. on the basis of 4:1 resulted in the outstanding common shares being increased to 30,000,000 common shares of which 60% or 18,000,000 are owned by the former stockholders of 2 Track Limited.

Page - 39

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

2-Track carried out an evaluation, under the supervision and with the participation of 2-Track’s management, including 2-Track’s President and Chief Executive Officer along with 2-Track’s Chief Financial Officer, of the effectiveness of the design and operation of 2-Track’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, 2-Track’s President and Chief Executive Officer along with 2-Track’s Chief Financial Officer concluded that 2-Track’s disclosure controls and procedures are effective to ensure the information required to be disclosed by 2-Track in reports filed or submitted under the Exchange Act were timely recorded, processed and will in the future be reported within the time periods specified in the Securities and Exchange Commission rules and forms.

As a result of a merger transaction consummated on November 30, 2004, 2-Track now has a new President and Chief Executive Officer and a new Chief Financial Officer. Other than these changes, there have been no significant changes in 2-Track’s internal controls over financing reporting or in other factors which occurred during the last quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track’s internal controls over financing reporting.

ITEM 8B. OTHER INFORMATION

As previously reported on Form 8-K dated November 30, 2004, 2-Track consummated a Exchange Transaction whereby it issued 4,500,000 (pre-split) shares of its restricted common stock in exchange for all of the outstanding shares of 2-Track Limited. The 4,500,000 shares issued by 2-Track in this transaction (18,000,000 post-split shares) represent 60% of the total shares of 2-Track’s common stock currently outstanding. As a result of the Exchange Transaction, 2-Track Limited is now a wholly-owned subsidiary of 2-Track and the business of 2-Track Limited is now the primary business of 2-Track.

On December 1, 2004, 2-Track filed certificates with the Nevada Secretary of State in order to change its name from ECP Ventures, Inc. to 2-Track Global, Inc. and to consummate a 4-for-1 forward stock split of 2-Track’s outstanding common stock. Both of these changes were made effective as of December 1, 2004.

On January 27, 2005, Ted Oldham resigned as a Director of 2-Track and on January 27, 2005, Mr. Jae M. Hyun was appointed as a director of 2-Track.

Page - 40

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In addition, as a result of the Exchange Transaction, on November 30, 2004 Mr. Chen Peng resigned as a director and president of 2-Track and Mr. James W. McLeod resigned as a director and secretary/treasurer of 2-Track.

Mr. Woo Sun Mike Jung and Mr. Jimmy Millard were appointed on November 30, 2004 to replace Mr. Peng and Mr. McLeod on 2-Track’s Board of Directors. In addition, the Board appointed Woo Sun Mike Jung as the new chief executive officer and president, Jimmy Millard as the new chief financial officer and Jin Young Shin as the new corporate secretary.

The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With NutraStar	Director Since

Woo Sun Mike Jung		CEO, Chairman and President	11/30/04
Jimmy Millard		Chief Financial Officer and Director	11/30/04
Ted Oldham		Director	11/22/04

Woo Sun Mike Jung became a director and president on November 30, 2004. He is a Korean national and is currently the managing director of 2-Track Limited since October 2002. He previously served as the Technical Director for Tiger Telematics for hardware purchase from February 2002 to July 2002. He was the European representative for Techway Inc. from September 2000 to January 2002.

Jimmy Millard became a director and chief financial officer on November 30, 2004. He is a senior commercial manager with significant blue-chip and small company experience at reporting-to-board level, with a successful track record of strategic and financial planning and implementation in a broad range of sectors - including energy, manufacturing/engineering, transport, media/internet, IT and architecture/construction. Mr. Millard has been a director of 2-Track Limited since December 2003.

Ted Oldham became a director on November 22, 2004 and resigned his position as a director on January 27, 2005. He is the president of the Hartsmoor Consultancy Company which operates as the marketing arm of a number of leading tax consultants and venture capitalists. Mr. Oldham has many years of experience in the financial services industry. He previously worked for Hambros Life Assurance (1974 to 1978). He was a partner of Edwin James & Partners (1978 to 1990) and J. Rothchild’s Assurance (JRA) (1990 to 1996).

Page - 41

There were no disagreements between 2-Track and the two resigning directors, Mr. Peng and Mr. McLeod.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. 2-Track’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Family Relationships

There are no family relationships between any director or executive officer.

Board Meetings and Committees

The Board of Directors of 2-Track held one meeting and acted by written consent on four occasions during the fiscal year ended January 31, 2004. The Board does not currently have an Audit, Executive or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires 2-Track's executive officers and directors, and persons who own more than 10% of 2-Track's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish 2-Track with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, 2-Track believes that, during the fiscal year ended December 31, 2004, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as follows: A Form 3 and Form 4 for each of Mike Jung and Jimmy Millard were delinquent when filed with the SEC on December 29, 2004. A Form 3 for Ted Oldham was delinquent when filed with the SEC on April 14, 2005.

2-Track has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. 2-Track will provide by mail to any person without charge, upon request, a copy of such code of ethics if 2-Track receives the request by e-mail at “www.2-TrackGlobal.com” or in writing by mail to:

2-Track Global, Inc.
35 Argo House
Kilburn Park Road
London, UK NW6 5LF
Attn: Corporate Secretary

Page - 42

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track’s Chief Executive Officer during the last three complete fiscal years. No other officer received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payout
	Fiscal Year	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payout ($)	All Other Compensation ($)
Mike Jung(1) (CEO)	2004 (11/30/04 to 12/31/04)	$9,600	-0-	-0-	-0-	-0-	-0-	-0-

Chen Peng (2) (CEO)	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________________________________________________
(1) Mr. Jung became CEO of 2-Track on November 30, 2004

(2) Mr. Peng was CEO from inception of ECPV until his resignation on November 30, 2004.

$9,600 (£45,000) was paid to Mr. Jung by 2-Track during the year 2004. Prior to becoming an officer of 2-Track, Mr. Jung was also paid $33,000 (£18,000) as compensation by 2-Track Limited (a wholly owned subsidiary) for consultancy services during 2004.

Employment Agreements

2-Track anticipates entering into employment agreements with both its CEO, Mike Jung and its CFO, Jimmy Millard. The employment agreements will provide generally for a term of two years, will be terminable for cause or upon a change of control of 2-Track and will provide for base annual salaries of US $90,000 for both Mr. Jung and Mr. Millard.

Page - 43

Incentive and Stock Option Plans

2-Track had no long-term compensation plans or stock incentive plans at December 31, 2004.

Employee Pension, Profit Sharing or Other Retirement Plans

2-Track does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

2-Track’s directors do not receive any additional compensation for their services as members of the Board of Directors.

2-Track intends to appoint additional directors in the future who may or may not be employees. For the non-employee directors, 2-Track may seek shareholder approval for a “Director Option Plan” which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the fiscal year 2004.

Limitation of Liability and Indemnification Matters

2-Track's Articles of Incorporation provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as involving intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by 2-Track in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by 2-Track as authorized in the Articles of Incorporation. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Articles of Incorporation. Nevada law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of 2-Track and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by 2-Track's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Page - 44

Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "Securities Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, enforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of 2-Track’s Common Stock beneficially owned as of December 31, 2004 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track’s Common Stock.

Name and Address of Beneficial Owner	Position	Number of Shares Beneficially Owned	Percent
Officers and Directors
Mike Jung 35 Argo House Kilburn Park Road London, UK NW6 5LF	President and CEO	9,360,000	31.2%

Jimmy Millard 35 Argo House Kilburn Park Road London, UK NW6 5LF	CFO	720,000	2.4%
Ted Oldham Church House Salihull Road Solihull, UK B92 0EX	Director	1,000,000	3.3%

All officers and directors as a group (3 individuals)		11,080,000	36.9%

Shareholders owning 5% or more

Jin Young Shin 35 Argo House Kilburn Park Road London, UK NW6 5LF	Secretary	2,160,000	7.2%

Page - 45

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and right (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A
Equity compensation plans not approved by security holders	N/A
Total	N/A

Changes of Control of Company

As a result of the Exchange Transaction described above, a change in control of 2-Track occurred as of November 30, 2004. As a result of the Exchange Transaction, 2-Track issued a total of 4,500,000 (pre-split) shares of its common stock to the nine stockholders of 2-Track Limited in proportion to their percentage interest in 2-Track Limited. Although only two of the former shareholders of 2-Track Limited now own more than five percent of 2-Track’s outstanding common stock, the total number of shares issued pursuant to the Exchange Transaction represents approximately 60% of the currently outstanding shares of 2-Track’s common stock.

In addition, as a result of the Exchange Transaction, two of the three previous directors resigned and were replaced by two new directors. Both of the new directors, Woo Sun Mike Jung and Jimmy Millard were former stockholders of 2-Track Limited.

There were no arrangements between 2-Track or the new officers and directors which may result in a future change in control of 2-Track.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Mr. Mike Jung, Mr. Jimmy Millard and Mr. Jin Young Shin were directors and stockholders of 2-Track Limited and received 2,340,000, 180,000 and 720,000 (pre-split) shares of 2-Track’s common stock respectively, which was issued in the Exchange Transaction. However, prior to the Reorganization transaction, neither Mr. Jung, Mr. Millard nor Mr. Shin had any affiliation with 2-Track.

Commensurate with the Exchange Transaction, LCC Ventures Corporation (a company controlled by the former President of 2-Track, Mr. Chen Peng) forgave a $50,000 loan owed to it by 2-Track.

ITEM 13. EXHIBITS

Exhibit 2.1 Plan and Agreement of Reorganization, dated November 30, 2004 between ECP Ventures, Inc., 2-Track Limited and certain stockholders of 2-Track Limited.
Exhibit 3.1(1) Articles of Incorporation.
Exhibit 3.2 Certificate of Amendment to Articles of Incorporation.
Exhibit 3.3(1) Bylaws.
Exhibit 4.1(1) Specimen Stock Certificate.
Exhibit 4.2(1) Promissory note to LCC Ventures Corp for $50,000.
Exhibit 10.1(1) Option Agreement between Larry R.W. Sastad and ECP Ventures, Inc.
Exhibit 23.1 Consent of Moen and Company
Exhibit 31.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1(1) Subscription Agreement.

____________________
(1) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on May 27, 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2-Track’s fiscal years ended December 31, 2003 and December 31, 2004, 2-Track was billed the following aggregate fees by Moen and Company (“Moen”).

Audit Fees.

The aggregate fees billed by Moen to 2-Track for professional services rendered for the audit of 2-Track’s financial statements for the fiscal year, for reviews of the financial statements included in 2-Track’s Forms 10-QSB for the fiscal year, and for services provided by Moen in connection with statutory or regulatory filings for the fiscal year, were $3,324 for the fiscal year ended 2003 and $12,500 for the fiscal year ended 2004.

Page - 46

All Other Fees.

No Fees were billed by Moen for products or services rendered for fiscal years 2003 or 2004, relating to Audit-Related Fees, Tax Fees or other accounting fees.

All of the services performed by Moen during 2004 were pre-approved by 2-Track’s Board of Directors, which concluded that the provision of the non-audit services described above are compatible with maintaining the accountant’s independence.

Pre-Approved Policies and Procedures

Prior to retaining Moen to provide services in any fiscal year, the Board of Directors first reviews and approves Moen’s fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. 2-Track’s pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of Moen for services outside the scope of the fee proposal and engagement letter.

Page - 47

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2-TRACK GLOBAL, INC..

Date: April 14, 2005             By:  /s/ Woosun Jung
Woosun Jung
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Woosun Jun Woosun Jung	Chairman of the Board and President	April 14, 2005

/s/ Jimmy Millard Jimmy Millard	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2005

________________________ Jae M. Hyuan	Director	___________, 2005

Page - 48

MOEN AND COMPANY CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

April 14, 2005

CONSENT OF INDEPENDENT AUDITORS

We consent to the reference to our firm under the caption “Experts” and to the use of our report dated April 14, 2005 on the audited financial statements as at December 31, 2004, which appear in the Form 10-KSB of 2-Track Global, Inc.

Yours very truly,
MOEN AND COMPANY,
Chartered Accountants

“Moen and Company”
(“Signed”)
________________________
Moen and Company

Page - 49

CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-KSB

I, Woosun Jung, certify that:

1. I have reviewed this annual report on Form 10-KSB of 2-Track Global, Inc. (“Registrant”);

2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005

/s/ Woosun Jung
Woosun Jung, President and Chief Executive
Officer

Page - 50

CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-KSB

I, Jimmy Millard, certify that:

1. I have reviewed this annual report on Form 10-KSB of 2-Track Global, Inc. (“Registrant”);

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005

/s/ Jimmy Millard
Jimmy Millard, Chief Financial Officer

Page - 51

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of 2-Track Global, Inc., a Nevada corporation (the "Company”), does hereby certify with respect to the Annual Report of 2-Track on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the "10-KSB Report") that:

(1) the 10-KSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of 2-Track.

Dated: April 14, 2005   2-Track Global, Inc.

/s/ Woosun Jung
Woosun Jung
President and Chief Executive Officer

/s/ Jimmy Millard
Jimmy Millard
Chief Financial Officer

Page - 52