Form 10QSB
period 2005-03-31
2-Track Global, Inc.
filed 2005-05-20
CIK 1174290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number 333-89208

2-TRACK GLOBAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	41-2036671
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Argo House Kilburn Road London, UK	NW6 5LF
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	011-44-20-7644-0472

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes__X____ No______

The number of shares of the issuer’s common stock outstanding as of March 31, 2005 was 30,000,000.

Transitional Small Business Disclosure Format (Check One): Yes  No X

Page - 1

INDEX
Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2005 (Unaudited)……………………………...2

Consolidated Statement of Income for the three months ended
March 31, 2005 and 2004 (Unaudited)…………………………………………………..…..3

Consolidated Statement of Retained Earnings (Deficit) for the three months ended March 31, 2005 and 2004 (Unaudited)………………………………………………..4

Consolidated Statement of Cash Flows for the three months ended
March 31, 2005 and 2004 (Unaudited)……………………………………………………….5

Consolidated Statement of Stockholders’ Equity from date of
Inception to March 31, 2005…………………………………………………………………..6

Notes to Unaudited Consolidated Financial Statements………………………………………..7

Page - 3

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Balance Sheet
March 31, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures at December 31, 2004
(Prepared by Management)

	March 31,	December 31,
ASSETS	2005	2004
Current Assets	(Unaudited)	(Audited)
Cash	$32,019	$31,405
Funds in Trust	-	198,565
Accounts receivable	25,668	11,187

TOTAL CURRENT ASSETS	57,687	241,157
Fixed assets (Note 8)	3,078	522
Intangible assets (Note 9)	378,810	217,835

TOTAL ASSETS	$439,575	$459,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued	$114,186	$108,091
Income tax payable (Note 5)	43,447	44,068
Loans payable to related parties (Note 4)	144,886	924

TOTAL CURRENT LIABILITIES	302,519	153,083
Stockholders' Equity Capital Stock Issued and outstanding 30,000 common shares at par value of $0.001 per share
par value	30,000	30,000
Additional paid in capital	165,482	165,482
	195,482	195,482
Retained earnings (Deficit)	(53,348)	115,480
Cumulative currency translation adjustments	(5,078)	(4,531)
TOTAL STOCKHOLDERS' EQUITY	137,056	306,431
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$439,575	$ 459,514

Page - 4

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Income
For Three Month Period Ended March 31, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures for Three Month Period Ended March 31, 2004)
(Prepared by Management)

	2005	2004

Sales	$16,438	$-
Cost of Sales	22,923	-
Gross Profit (Loss)	(6,485)	-
Expenses
Administrative expenses	$162,270	$919
Depreciation	73	-

TOTAL EXPENSES	162,343	919
Profit (Loss) Before Income Taxes	(168,828)	(919)
Income Taxes	-	-
Net Profit (Loss) for the Period	$(168,828)	$(919)

{11995/13075/RDL/811764.DOC;3}
Page - 5

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Retained Earnings (Deficit)
For Three Month Period Ended March 31, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures for Three Month Period Ended March 31, 2004)
(Prepared by Management)

	2005	2004

Balance, beginning of period (Deficit)	$115,480	$(42,414)
Net Profit (Loss) for the year	(168,828)	(919)
Balance, end of period (Deficit)	$(53,348)	$(43,333)

Page - 6

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Cash Flows
For Three Month Period Ended March 31, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures for Three Month Period Ended March 31, 2004)
(Prepared by Management)

	2005	2004
Cash Provided by (Used for)
Operating Activities

Net profit (loss) for the period	$ (168,828)	$ (919)
Items not requiring use of cash:
Depreciation	73	-
Cumulative currency translation adjustment	(547)	-
Changes in non-cash working capital items
Income taxes payable	(621)	-
Funds in Trust	198,565	-
Accounts receivable	(14,481)	-
Accounts payable and accrued	6,095	883
Cash derived from (used for) operating activities	20,256	(36)
Investing Activities	-	-
Purchase of fixed assets	(2,629)	-
Intangible assets	(160,975)
Cash used for investing activities	(163,604)	-
Financing Activities
Loans from related parties	143,962	-
Cash provided by financing activities	143,962	-
Cash increase (decrease) during the period	614	(36)
Cash, Beginning of period	31,405	208,802
Cash, End of period	$32,019	$208,766

Page - 7

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on March 12, 2002 to March 31, 2005
(Expressed In U.S. Dollars)
(Prepared by Management
(Unaudited)

	Price	Number of		Additional	Total	Retained	Cumulative Currency	Total Share-
	Per	Common	par	Paid-in	Capital	Earnings	Translation	holders'
	Share	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
March 12, 2002
Issuance of shares for cash	$0.001	1,000,000	1,000	-	1,000			1,000
Net loss for the period from date of inception on March 12, 2002 to December 31, 2002
						(26,579)		(26,579)
Balance, December 31, 2002		1,000,000	1,000	-	1,000	(26,579)		(25,579)
July 30, 2003
Issuance of shares for cash	$0.10	2,000,000	2,000	198,000	200,000			200,000
Net loss for twelve months ended December 31, 2003						(15,835)		(15,835)
Balance, December 31, 2003		3,000,000	3,000	198,000	201,000	(42,414)		158,586
Retained earnings adjusted on acquisition						145,942		145,942
Net profit for one month ended December 31, 2004						11,952	(2,668)	9,284
November 30, 2004								-
Issuance of shares for subsidiary		4,500,000	4,500	(4,500)	-			-
Opening cumulative currency translation
adjustment at date of acquisition of subsidiary							(1,863)	(1,863)
Balance, December 31, 2004		7,500,000	7,500	193,500	201,000	115,480	(4,531)	311,949
Adjustment to paid up capital for Forward split 4:1			22,500	(28,018)	(5,518)			(5,518)
		30,000,000	30,000	165,482	195,482	115,480	(4,531)	306,431
Net loss for three month period ended March 31, 2005						(168,828)	(547)	(169,375)
Balance, March 31, 2005		30,000,000	$ 30,000	$ 165,482	$ 195,482	$ (53,348)	$ (5,078)	$ 137,056

Page - 8

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

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

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or stockholders’ equity.

Page - 9

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Exploration stage company

2-Track Global, Inc. was an exploration stage company and concurrent with the acquisition of the subsidiary company, on November 30, 2004, changed the nature of its business to high technology formerly carried on by the subsidiary.

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

Cash and cash equivalents

Cash represents funds on deposit with the Company’s bankers.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Page - 10

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Page - 11

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Page - 12

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Intangible assets

Intangible assets represent costs incurred related to computer software development. application stage costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of each product - expected after September 2005 and by December 2005, respectively.

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

The amount of loan payable of $50,000 was due to a related party, LCC Ventures Corporation, controlled by Mr. Peng Chen, former President and Director of the Company. Mr. Peng Chen agreed to forego payment of this loan and agreed to a debt extinguishment which was completed in the year ended December 31, 2004.

There is an amount of $144,886 payable to related parties of the subsidiary at March 31, 2005.

Note 5. INCOME TAXES

United States

There are no current or deferred tax expenses for the quarters ended March 31, 2005 and March 31, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses.

Page - 13

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

United Kingdom

2-Track Limited has a liability for United Kingdom income taxes of $43,447which is included as a current liability in accounts payable at March 31, 2005 in this consolidated financial statement.

Note 6. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2005, for pension, post-employment benefits or post-retirement benefits. ECP does not have a pension plan.

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

Note 8. FIXED ASSETS

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum. The cost and accumulated depreciation are as follows:

	December 31,	March 31,
	2004	2005
Cost	$$896	3,525
Accumulated Depreciation	374	447
Balance, December 31, 2004	$$522	$3,078

Note 9. INTANGIBLE ASSETS

The wholly-owned subsidiary company, 2-Track Limited has incurred costs that total $378,810 to March 31, 2005 for computer software development - Application Stage Costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of cash product - expected after March 2005 and by October 2005, respectively.

Page - 14

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

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

Page - 15

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed In U.S. Dollars
(Unauditied)

Note 10. ACQUISITION OF 100% OF SHARES OF 2-TRACK LIMITED, A UNITED
KINGDOM CORPORATION (Cont.)

A forward split of the stock of 2 Track Global, Inc. on the basis of 4:1 resulted in the outstanding common shares being increased to 30,000,000 common shares of which 60% or 18,000,000 are owned by the former stockholders of 2-Track Limited.

Page - 16

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like 2-Track “expects,” “anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from 2-Track's expressed expectations because of risks and uncertainties about the future. 2-Track does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of 2-Track’s business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. 2-Track’s plan of operation during 2005 is set forth below.

2-Track’s budget for fiscal 2005 has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Tracks commercial roll-out of key products. Total aggregate cash requirement is now $2.68 million of which $0.20 million is expected to be met through operating gross profit, with the balance of $2.48 million required to be met from financing activities. During the first quarter of fiscal 2005, 2-Track realized $16,438 from operational revenues and $143,962 from financing activities.

As a minimum 2-Track expects to raise $1.2 million during fiscal 2005 from debt/equity finance activities, and in that circumstance, its expenditure would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2005	US Dollars	GBP
	(in thousands)

All Payroll	$870.9	£470.8

All Administrative Expenses	$764.2	£413.1

Net Changes in Working Capital	$ 9.4	£ 5.1

All Capital Expenditures	$ 634.5	£343.0

All Finance Charges	$ 405.3	£219.1

GROSS ANTICIPATED CASH REQUIREMENT	$2,684.7	£1,451.2

Less Gross Margin from Operations	$194.2	£ 105.7

NET ANTICIPATED CASH FROM FINANCING	$2,489.2	£1,345.5

Page - 17

The majority of 2-Track’s estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for 2-Track’s family of products:

Condor FMS  - GPRS version   May/June 2005
Starfish VMS  - LEO satellite   Aug/Sept 2005
PRISMS                      - Working prototypes               from Dec 2005

Business Development

The primary business development targets for 2005 will be the development of new markets for the Condor FMS vehicle fleet management solution and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GSM format, will be expended through the addition of a GPRS format during the summer.

2-Track will give strong emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish marks 2-Track ’s first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Ttrack is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate which is expected in September, 2005.

PRISMS is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as December of 2005.

Page - 18

Results of Operation

From inception until the Exchange Transaction on November 30, 2004, 2-Track’s predecessor, ECPV Ventures, Inc. (“ECPV”) business involved the exploration of certain mining property to determine if further development was justified. Consequently, ECPV had not generated any revenues from inception to the closing of the Exchange Transaction on November 30, 2004. As a result of the Exchange Transaction, 2-Track (formerly ECPV) is no longer in the mining business and is now engaged in asset tracking and security technologies. Consequently, comparisons between operating results of ECPV before and 2-Track after November 30, 2004 are of limited value since ECPV was engaged in an unrelated business prior to November 30, 2004.

Three-Month Period Ended March 31, 2005 versus 2004

Revenues of 2-Track increased by $16,438 for the quarter ended March 31, 2005 from zero revenue realized for the quarter ended March 31, 2004. In March 2005 all revenues were generated from sales by 2-Track’s wholly-owned subsidiary; 2-Track Ltd.

Cost of goods sold was $22,923 for the quarter ended March 31, 2005 compared to no cost of goods sold for the quarter ended March 31, 2004. The increase relates directly to sales in 2-Track’s current business.

Operating expenses increased substantially to $162,343 for the quarter ended March 31, 2005 from $919 for the quarter ended March 31, 2004. The increase is due to operating expenses associated with 2-Track’s current business. Operating expenses incurred in the first quarter of 2004 related to various mining development costs associated with the prior business conducted by ECPV. During the first quarter of 2005, the Company incurred salaries and wages of $39,417 and capitalized product development costs of $160,975. Professional fees were $71,304 due primarily to costs associated with SEC reporting obligations.

The net loss for the quarter ended March 31, 2005 was $168,828 compared to a net loss of $919 recorded for the quarter ended March 31, 2004. The significantly higher net loss for the first quarter of 2005 was due primarily to increased costs associated with the development and growth of 2-Track’s current business in asset tracking and security technologies.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2005, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC’s Regulation S-B.

Page - 19

Capital Financing

Subsequent to the Exchange Transaction, 2-Track entered into an agreement with The Hartsmoor Consultancy Limited (“Hartsmoor”), a UK-based investment banking boutique, whereby Hartsmoor agreed to use its reasonable efforts to raise up to $6,500,000 in equity and/or debt capital on behalf of 2-Track over a 270 day period. As of March 31, 2005, Hartsmoor had not raised any funds pursuant to this agreement and accordingly, the agreement with Hartsmoor has been terminated.

Liquidity and Sources of Capital

2-Track has incurred significant operating losses since its inception, and, as of March 31, 2005 2-Track had an accumulated deficit of $53,348. At March 31, 2005, 2-Track had cash and cash equivalents of $32,019 and working capital deficit of $244,832. While we believe current assets are sufficient to fund current business requirements, it is not deemed sufficient to cover our expanded business plan and growth, nor the repayment of debt obligations.

2-Track hopes to secure a minimum of $1.2 million in additional working capital during the current year to fund its basic business development and growth. It is 2-Track’s intention to pursue other equity and debt-based funding strategies through the issue of new ordinary stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to 2-Track’s limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. During the quarter ended March 31, 2005, 2-Track borrowed $143,962 from related parties. If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations. There is no written agreement or contractual obligation which would require 2-Track’s past funding sources to fund 2-Track’s future operations up to certain amounts or indeed continue to finance 2-Track’s operations at all.

As of March 31, 2005, 2-Track’s principal commitments include a lease commitment that expired on December 31, 2004 and was renewed for one year at $4,550 per month for 2-Track’s corporate offices in London.

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. Although 2-Track believes that current and/or future investors will continue to fund 2-Track’s expenses, there is no assurance that such investors will continue to fund 2-Track’s ongoing operations or the terms upon which such investments will be made.

Page - 20

Critical Accounting Policies

2-Track’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, 2-Track's accountants' evaluate the estimates, including, but not limited to, those related to revenue recognition. 2-Track uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

2-Track has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board (“FASB”) Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.

2-Track has adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.

ITEM 3. CONTROLS AND PROCEDURES

2-Track carried out an evaluation, under the supervision and with the participation of 2-Track’s management, including 2-Track’s President and Chief Executive Officer along with 2-Track’s Chief Financial Officer, of the effectiveness of the design and operation of 2-Track’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, 2-Track’s President and Chief Executive Officer along with 2-Track’s Chief Financial Officer concluded that 2-Track’s disclosure controls and procedures are effective to ensure the information required to be disclosed by 2-Track in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in 2-Track’s internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track’s internal controls over financial reporting.

Page - 21

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 27, 2005, Ted Oldham resigned as a Director of 2-Track and on January 27, 2005, Jae Moon Hyun was appointed as a director of 2-Track. Mr. Hyun is a certified public accountant and from 1991 to 2000 was the Managing Director of the Korean business group of PricewaterhouseCoopers LLP in New York. From 2000 to 2002 Mr. Hyun served as CFO for Hynix Semiconductor, Inc.

As previously reported on Form 8-K, subsequent to the end of the first quarter, Jimmy Millard resigned as a director and Chief Financial Officer of 2-Track. The duties of CFO will be temporarily assumed by 2-Track’s President, Woosun Jung.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report:

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

(i)
A Form 8-K/A was filed on February 18, 2005 reporting under Item 8.01 the termination of a mining option and Item 9.01, financial statements relating to the corporate merger which occurred on December 1, 2004.

Page - 22

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2-TRACK

Dated: May 20, 2005

/s/Woosun Jung
Woosun Jung
Chief Executive Officer

Dated: May 20, 2005
 /s/ Woosun Jung
Woosun Jung,
Chief Financial Officer
(Principal Accounting Officer)

Page - 23

Exhibit 31.1

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Woosun Jung, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 2-Track, a Nevada Corporation (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's disclosure internal control over financial reporting.

Date: May 20, 2005

/s/ Woosun Jung
Name: Woosun Jung
Title: Chief Executive Officer

Page - 24

Exhibit 31.2

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Woosun Jung, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 2-Track, a Nevada Corporation (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's disclosure internal control over financial reporting.

Date: May 20, 2005

/s/ Woosun Jung
Name: Woosun Jung
Title: Chief Financial Officer

Page - 25

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of 2-Track Global, Inc., a Nevada corporation (the “Company”), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

(1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 20, 2005    2-TRACK GLOBAL, INC.

/s/ Woosun Jung
Woosun Jung
Chief Executive Officer

/s/ Wosun Jung
Woosun Jung
Chief Financial Officer

Page - 26