Form 10QSB/A
period 2005-06-30
2-Track Global, Inc.
filed 2005-08-18
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

August 17, 2005

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes__X____   No______

The number of shares of the issuer’s common stock outstanding as of June 30, 2005 was 30,000,000.

Transitional Small Business Disclosure Format (Check One): Yes      No   X

Page - 1

INDEX

Page

PART I - FINANCIAL INFORMATION............................................................................................ 3

ITEM 1.   FINANCIAL STATEMENTS............................................................................. 3

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS  17

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2005 (Unaudited)....................................................... 4

Consolidated Statement of Income for the three month and six month period ended

  June 30, 2005 and 2004 (Unaudited)................................................................................................. 5

Consolidated Statement of Retained Earnings (Deficit) for the three month and six month

  Period ended June 30, 2005 and 2004 (Unaudited)......................................................................... 6

Consolidated Statement of Cash Flows for the six month period ended

June 30, 2005 and 2004 (Unaudited)................................................................................................. 7

Consolidated Statement of Cash Flows for the three month period ended

  June 30, 2005 and 2004 (Unaudited).................................................................................................. 8

Consolidated Statement of Stockholders’ Equity from date of

  Inception to June 30, 2005................................................................................................................... 9

Notes to Unaudited Consolidated Financial Statements................................................................ 10

Page - 3

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)

(A Nevada Corporation)

Consolidated Balance Sheet

June 30, 2005

 (Expressed In U.S. Dollars)

(With Comparative Figures at December 31, 2004

(Prepared by Management)

	June 30,	December 31,
ASSETS	2005	2004
Current Assets	(Unaudited)	(Audited)
Cash	$ 1,694	$31,405
Funds in Trust	-	198,565
Accounts receivable	14,677	11,187

TOTAL CURRENT ASSETS	16,371	241,157
Fixed assets (Note 8)	2,570	522
Intangible assets (Note 9)	538,387	217,835

TOTAL ASSETS	$ 557,328	$459,514

LIABILITIES AND STOCKHOLDERS'EQUITY

Current Liabilities
Accounts payable and accrued	$ 335,998	$108,091
Income tax payable (Note 5)	43,192	44,068
Loans payable to related parties (Note 4)	110,048	924

TOTAL CURRENT LIABILITIES	489,238	153,083
Stockholders'Equity Capital Stock Issued and outstanding 30,000,000 common shares at par value of $0.001 per share
par value	30,000	30,000
Additional paid in capital	165,482	165,482
	195,482	195,482
Retained earnings (Deficit)	(148,754)	115,480
Cumulative currency translation adjustments	21,362	(4,531)
TOTAL STOCKHOLDERS' EQUITY	68,090	306,431
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS'EQUITY	$ 557,328	$ 459,514

Page - 4

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)

(A Nevada Corporation)

Consolidated Statement of Income

For Six month and Three Month Periods Ended June 30, 2005

(Expressed In U.S. Dollars)

(With Comparative Figures for Six month and Three Month Period Ended June 30, 2004

(Prepared by Management)

	Six	Months	Ended	Three	Months	Ended
		June 30			June 30
	2005		2004	2005		2004
Sales	$66,438		$-	$50,000		$-
Cost of Sales	60,747		-	37,824		-
Gross Profit (Loss)	5,691		-	12,176		-
Expenses
Administrative expenses	267,515		9,387	$105,245		$8,468
Depreciation	366			293		-

TOTAL EXPENSES	267,881		9,387	105,538		8,468
Profit (Loss) Before Income Taxes	(262,190)		(9,387)	(93,362)		(8,468)
Income Taxes	(2,044)			(2,044)		-
Net Profit (Loss) for the Period	$(264,234)		(9,387)	$(95,406)		$(8,468)

Page - 5

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)

(A Nevada Corporation)

Consolidated Statement of Retained Earnings (Deficit)

For Six Month and Three Month Periods Ended June 30, 2005

(Expressed In U.S. Dollars)

(With Comparative Figures for Six month and Three Month Period Ended June 30, 2004)

(Prepared by Management)

	Six	Months	Ended	Three	Months	Ended
		June 30			June 30
	2005		2004	2005		2004

Balance, beginning of period (Deficit)	$115,480		$(42,414)	$(53,348)		$(43,333)
Net Profit (Loss) for the year	(264,234)		(9,387)	(95,406)		(8,468)
Balance, end of period (Deficit)	(148,754)		(51,801)	$(148,754)		$(51,801)

Page - 6

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)

(A Nevada Corporation)

Consolidated Statement of Cash Flows

For  Six Month Period Ended June 30, 2005

(Expressed In U.S. Dollars)

(With Comparative Figures for Six Month Period Ended June 30, 2004)

(Prepared by Management)

2005 2004
Cash Provided by (Used for) Operating Activities
Net profit (loss) for the period	$(264,234)	$(9,387)
Items not requiring use of cash:
Depreciation	366	-
Cumulative currency translation adjustment	25,893	-
Changes in non-cash working capital items
Income taxes payable	(876)
Funds in Trust	198,565
Prepaid expense and deposit		1,346
Accounts receivable	(3,490)
Accounts payable and accrued	227,907	5,566

Cash derived from (used for) operating activities

	184,131	(2,475)
Investing Activities
Purchase of fixed assets	(2,414)	-
Intangible assets	(320,552)	-
Cash used for investing activities	(322,966)	-
Financing Activities
Loans from related parties	109,124	-
Cash provided by financing activities	109,124	-
Cash increase (decrease) during the period	(29,711)	(2,475)
Cash, Beginning of period	31,405	208,802
Cash, End of period	$1,694	$206,327

Page - 7

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)

(A Nevada Corporation)

Consolidated Statement of Cash Flows

For  Three Month Period Ended June 30, 2005

(Expressed In U.S. Dollars)

(With Comparative Figures for Three Month Period Ended June 30, 2004)

(Prepared by Management)

2005 2004
Cash Provided by (Used for) Operating Activities
Net profit (loss) for the period	$(95,406)	$(8,468)
Items not requiring use of cash:
Depreciation	293	-
Cumulative currency translation adjustment	26,440	-
Changes in non-cash working capital items		-
Income taxes payable	(255)	-
Funds in Trust	-	-
Prepaid expense and deposit		1,346
Accounts receivable	10,991	-
Accounts payable and accrued	221,812	4,683

Cash derived from (used for) operating activities

	163,875	(2,439)
Investing Activities
Purchase of fixed assets	215	-
Intangible assets	(159,577)	-
Cash used for investing activities	(159,362)	-
Financing Activities
Loans from related parties	(34,838)	-
Cash provided by financing activities	(34,838)	-
Cash increase (decrease) during the period	(30,325)	(2,439)
Cash, Beginning of period	32,019	208,766
Cash, End of period	$1,694	$206,327

Page - 8

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)

(A Nevada Corporation)

Consolidated Statement of Stockholders'Equity

For the Period From Date of Inception on March 12, 2002 to June 30, 2005

(Expressed In U.S. Dollars)

(Prepared by Management

(Unaudited)

	Price	Number of		Additional	Total	Retained	Cumulative Currency	Total Share-
	Per	Common	par	Paid-in	Capital	Earnings	Translation	holders'
	Share	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
March 12, 2002
Issuance of shares for cash	$0.001	1,000,000	1,000	-	1,000			1,000
Net loss for the period from date of inception on March 12, 2002 to December 31, 2002
						(26,579)		(26,579)
Balance, December 31, 2002		1,000,000	1,000	-	1,000	(26,579)		(25,579)
July 30, 2003
Issuance of shares for cash	$0.10	2,000,000	2,000	198,000	200,000			200,000
Net loss for twelve months ended December 31, 2003						(15,835)		(15,835)
Balance, December 31, 2003		3,000,000	3,000	198,000	201,000	(42,414)		158,586
Retained earnings adjusted on acquisition						145,942		145,942
Net profit for one month ended December 31, 2004						11,952	(2,668)	9,284
November 30, 2004								-
Issuance of shares for subsidiary		4,500,000	4,500	(4,500)	-			-
Opening cumulative currency translation
adjustment at date of acquisition of subsidiary							(1,863)	(1,863)
Balance, December 31, 2004		7,500,000	7,500	193,500	201,000	115,480	(4,531)	311,949
Adjustment to paid up capital for Forward split 4:1			22,500	(28,018)	(5,518)			(5,518)
		30,000,000	30,000	165,482	195,482	115,480	(4,531)	306,431
Cumulative currency translation adjustments							25,893	25,893
Net loss for six month period ended June 30, 2005						(264,234)		(264,234)
Balance, June 30, 2005		30,000,000	$ 30,000	$ 165,482	$ 195,482	$ (148,754)	$ 21,362	$ 68,090

Page - 9

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 1.   ORGANIZATION AND NATURE OF BUSINESS

2-Track Global, Inc. (“the Company”) was incorporated on March 12, 2002, as ECP Ventures, Inc. (the date of inception was on that date) under the Company Act of the State of Nevada, U.S.A., to pursue the business of mineral exploration.   The Company changed its name to 2-Track Global, Inc. on December 1, 2004 concurrent with the acquisition of the wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited and changed the nature of its business to logistics-oriented technology including vessel and vehicle fleet management solutions, and proprietary positional real-time integrity and status monitoring systems for containers and other remote assets.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $148,754 since inception and has a working capital deficiency of $472,867 as at June 30, 2005.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of  identifying sources for additional financing to fund the ongoing development of the Company’s business.

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

Page - 10

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

Page - 11

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash is not collateralized.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

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

Page - 12

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Foreign currency translation

The accounts of the Company are translated into US Dollars on the following basis:

·          Monetary assets and liabilities are translated at the current rate of exchange.

·          The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

·          The gain or loss on translation is reported as a separate component of stockholders’ equity and not recognized in net income.  Gains or losses on remeasurement are recognized in current net income.

·          Gains or losses from foreign currency transactions are recognized in current net income.

·          Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

·          Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

·          An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, amending FASB No. 123, and “Accounting for Stock-Based Compensation”. This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Fixed assets

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.

Page - 13

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Intangible assets

Intangible assets represent costs incurred related to computer software development.  application stage costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of each product - expected after June 2005 and by October 2005, respectively.

Mineral property acquisition costs and deferred exploration expenditures

As of November 30, 2004, the Company discontinued any involvement in the business of mineral exploration.

Note 3.  OPTION AGREEMENT ON MINING PROPERTY

As at April 8, 2002 and as amended on August 1, 2003 and August 3, 2004, the Company signed an option agreement with Larry R.W. Sostad.  This agreement was terminated as of November 30, 2004

Note 4.  RELATED PARTY TRANSACTIONS

There is an amount of $110,048 payable to related parties of the subsidiary at June 30, 2005.

Note 5.  INCOME TAXES

United States

There are no current or deferred tax expenses for the quarters ended June 30, 2005 and June 30, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses.

United Kingdom

2-Track Limited has a liability for United Kingdom income taxes of $43,192 which is included as a current liability at June 30, 2005 in this consolidated financial statement.

Page - 14

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 6.  PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2005, for pension, post-employment benefits or post-retirement benefits.  ECP does not have a pension plan.

Note 7.  FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued, income tax payable, and loans payable to related parties.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 8.  FIXED ASSETS

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.  The cost and accumulated depreciation are as follows:

	June 30, 2005	December 31, 2004
Cost	$3,310	$896
Accumulated depreciation	(740)	(374)
Balance	$2,570	$522

Note 9.  INTANGIBLE ASSETS

The wholly-owned subsidiary company, 2-Track Limited has incurred costs that total $538,387 to June 30, 2005 for computer software development – Application Stage Costs for two separate product developments.  These costs will be amortized on a straight-line basis over a three year period, commencing on completion of cash product – expected after June 2005 and by October 2005, respectively.

Note 10.  ACQUISITION OF 100% OF SHARES OF 2-TRACK LIMITED, A UNITED

                KINGDOM CORPORATION

Pursuant to an agreement dated November 30, 2004.  ECP Ventures, Inc. (which subsequently changed its name to 2-Track Global, Inc., exchanged 4,500,000 shares of its common shares for 100% of the issued and outstanding shares of 2-Track Limited.

Page - 15

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

                KINGDOM CORPORATION (Cont’d)

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

2-Track’s budget for fiscal 2005 has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track’s commercial roll-out of key products. Total aggregate cash requirement is now $1.7 million of which $0.25 million is expected to be met trough operating gross profits, with the balance of $1.5 million required to be met from financing activities. During the first semi annual period of fiscal 2005, 2-Track realized $66,438 from operational revenues and $143,962 from financing activities.

As a minimum 2-Track expects to raise $1.2 million during fiscal 2005 from debt/equity finance activities, and in that circumstance, its expenditure would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2005	US Dollars	GBP
(in thousands)

All Payroll	$ 843	£ 468

All Administrative Expenses	$ 619	£ 344

Net Changes in Working Capital	$ 9	£ 5

All Capital Expenditures	$ 443	£ 246

All Finance Charges	$ 60	£ 30

GROSS ANTICIPATED CASH REQUIREMENT	$1,974	£1,093

Page - 17

Less Gross Margin from Operations	$ 250	£ 133

NET ANTICIPATED CASH FROM FINANCING	$1,724	£ 960

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

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for 2-Track’s family of products:

Condor i Trac   -           GPRS version                           August 2005

Condor e Trac -           GPRS version                           August 2005

Starfish VMS   -           LEO satellite                             August/September 2005

Starfish FMS    -           LEO based FMS                      August 2005

PRISMS          -           Working prototypes                  from December 2005

Business Development

The primary business development targets for 2005 will be the development of new markets for the Condor FMS vehicle fleet management solution and the Starfish vessel fleet management solution. With release of New GPRS based Condor e Trac and i Trac in August we will be able to provide internet based FMS solution to the market and already getting huge response from existing client.

2-Track will give strong emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk. 2-Track already has been actively talking to clients in the middles east and further more talking to few companies for possible distribution agreement. 2-track is looking into first major project in August in Dubai.

The arrival of the Starfish marks 2-Track ’s first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Ttrack is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate which is expected in August, 2005. Also, the release of FMS based Starfish product 2-Track is sponsoring South Korea based adventure company called Overland LTD in August for there first trip to cross Silk Road. Journey will take 29days with 6 vehicle’s and 2-Track is major sponsor in Communication Equipment. With Launch of land based Starfish product we will start to tackle US commercial market where most of transport companies in favor of Satellite based tracking equipment.

Page - 18

PRISMS is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner. Since May 2005 2-Track is also sitting on the board of Korean Ministry of commerce, Industry and Energy to advice on Government decision on Container tracking solution for Korean shipping company. 2-track is look into structured trials as early as the December of 2005.

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

Three-Month Period Ended June 30, 2005 versus 2004

Revenues of 2-Track increased by $50,000 for the quarter ended June 30, 2005 from zero revenue realized for the quarter ended June 30, 2004. In second quarter, 2005 all revenues were generated from sales by 2-Track’s wholly-owned subsidiary; 2-Track Ltd.

Cost of goods sold was $37,824 for the quarter ended June 30, 2005 compared to no cost of goods sold for the quarter ended June 30, 2004.  The increase relates directly to sales in 2-Track’s current business.

Operating expenses increased substantially to $105,538 for the quarter ended June 30, 2005 from $8,468 for the quarter ended June 30, 2004. The increase is due to operating expenses associated with 2-Track’s current business.  Operating expenses incurred in the second quarter of 2004 related to various mining development costs associated with the prior business conducted by ECPV.  During the second quarter of 2005 administrative expenses, the Company did not incur any marketing expenses, incurred no salaries and wages and product development costs capitalized of $159,577.  Professional fees were by $24,645 due primarily to costs associated with SEC reporting obligations.

The net loss for the quarter ended June 30, 2005 was $95,406 compared to a net loss of $8,468 recorded for the quarter ended June 30, 2004.  The significantly higher net loss for the second quarter of 2005 was due primarily to increased costs associated with the development and growth of 2-Track’s current business in asset tracking and security technologies.

Page - 19

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2005, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC’s Regulation S-B.

Capital Financing

Subsequent to the Exchange Transaction, 2-Track entered into an agreement with The Hartsmoor Consultancy Limited (“Hartsmoor”), a UK-based investment banking boutique, whereby Hartsmoor agreed to use its reasonable efforts to raise up to $6,500,000 in equity and/or debt capital on behalf of 2-Track over a 270 day period.  As of March 31, 2005, Hartsmoor had not raised any funds pursuant to this agreement and accordingly, the agreement with Hartsmoor has been terminated..

Liquidity and Sources of Capital

2-Track has incurred  operating losses since its inception, and, as of June 30, 2005 2-Track had an accumulated deficit of $148,754.  At June 30, 2005, 2-Track had cash and cash equivalents of $1,694 and working capital deficit of $472,867.  With this deficit, it is not deemed sufficient to cover our expanded business plan and growth, nor the repayment of debt obligations.

2-Track hopes to secure a minimum of $1.2 million in additional working capital during the current year to fund its basic business development and growth.  It is 2-Track’s intention to pursue other equity and debt-based funding strategies through the issue of new ordinary stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to 2-Track’s limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. During the quarter ended June 30, 2005, 2-Track repaid $34,838 to related parties who previously lent money to the Company.  If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations.  There is no written agreement or contractual obligation which would require 2-Track’s past funding sources to fund 2-Track’s future operations up to certain amounts or indeed continue to finance 2-Track’s operations at all.

As of June 30, 2005, 2-Track’s principal commitments include a lease commitment that expired on December 31, 2004 renewable for one year at $4,550 per month for 2-Track’s corporate offices in London.

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its operations.  Such additional capital may be raised through public or

Page - 20

private financing as well as borrowing from other sources.  Although 2-Track believes that current and/or future investors will continue to fund 2-Track’s expenses, there is no assurance that such investors will continue to fund 2-Track’s ongoing operations or the terms upon which such investments will be made.

Critical Accounting Policies

2-Track’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an on-going basis, 2-Track's accountants'evaluate the estimates, including, but not limited to, those related to revenue recognition.   2-Track uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.

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

ITEM 3.    CONTROLS AND PROCEDURES

2-Track carried out an evaluation, under the supervision and with the participation of 2-Track’s management, including 2-Track’s President and Chief Executive Officer along with 2-Track’s Chief Financial Officer, of the effectiveness of the design and operation of 2-Track’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based upon that evaluation, 2-Track’s President, Chief Executive Officer and Chief Financial Officer concluded that 2-Track’s disclosure controls and procedures are effective to ensure the information required to be disclosed by 2-Track in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in 2-Track’s internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track’s internal controls over financial reporting.

Page - 21

PART II - OTHER INFORMATION

ITEM 4.    OTHER INFORMATION

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

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

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

                                                                                    2-TRACK

Dated:  August 17 , 2005                                                          /s/ Woosun Jung

                                                                                   Woosun Jung
                                                                                   Chief Executive Officer

Dated:  August 17, 2005                                                           /s/Woosun Jung

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

Page - 24

Date:  August 17, 2005

            /s/Woosun Jung

Name: Woosun Jung

Title: Chief Executive Officer

Page - 25

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

Page - 26

Date:  August 17, 2005

            /s/Woosun Jung

Name: Woosun Jung

Title: Chief Executive Officer

Page - 27

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF

TITLE 18, UNITED STATES CODE)

            Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of 2-Track Global, Inc., a Nevada corporation (the “Company”), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

            (1)        the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2)        the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 17, 2005                                               2-TRACK GLOBAL, INC.

                                                                                    /s/ Woosun Jung

                                                                        Woosun Jung

                                                                        Chief Executive Officer

                                                                                    /s/ Woosun Jung

                                                                        Woosun Jung

                                                                        Chief Financial Officer

Page - 28