Form 10QSB
period 2005-09-30
2-Track Global, Inc.
filed 2005-11-14
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

November 14, 2005

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                        Yes__X____   No______

The number of shares of the issuer’s common stock outstanding as of September 30, 2005 was 30,000,000.

Transitional Small Business Disclosure Format (Check One): Yes      No   X

Page - 1

INDEX

Page

PART I - FINANCIAL INFORMATION............................................................................................. 3

ITEM 1.   FINANCIAL STATEMENTS.............................................................................. 3

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     18

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2005 (Unaudited).............................................. 4

Consolidated Statement of Operations for the three month and nine month period ended

  September 30, 2005 and 2004 (Unaudited)........................................................................................ 5

Consolidated Statement of Retained Earnings (Deficit) for the three month and nine month period ended September 30, 2005 and 2004 (Unaudited)................................................................ 6

Consolidated Statement of Cash Flows for the three month and nine month period ended

  September 30, 2005 and 2004 (Unaudited)........................................................................................ 7

Consolidated Statement of Stockholders’ Equity from date of

  Inception to September 30, 2005........................................................................................................ 8

Notes to Unaudited Consolidated Financial Statements................................................................. 9

Page - 3

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Balance Sheets
September 30, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures at December 31, 2004)
(Prepared by Management)

			September 30,	December 31,
	ASSETS		2005	2004
Current Assets			(Unaudited)	(Audited)
Cash			$33,565	$31,405
Funds in Trust			-	198,565
Accounts receivable			35,804	11,187

TOTAL CURRENT ASSETS			69,369	241,157
Fixed assets (Note 8)			2,277	522
Intangible assets (Note 9)			683,726	217,835

TOTAL ASSETS			$755,372	$459,514

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued			$619,700	$108,091
Income tax payable (Note 5)			43,192	44,068
Loans payable to related parties (Note 4)			114,298	924

TOTAL CURRENT LIABILITIES			777,190	153,083
Stockholders' Equity
Capital Stock
Issued and outstanding: 30,000,000 common shares at par value of $0.001 per share
par value			30,000	30,000
Additional paid in capital			165,482	165,482
			195,482	195,482
Retained earnings (Deficit)			(242,591)	115,480
Cumulative currency translation adjustments			25,291	(4,531)
TOTAL STOCKHOLDERS' EQUITY			(21,818)	306,431
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY			$755,372	$459,514
		Going Concern:	Note 1

Approved on Behalf of the Board
	, President and Chief Executive Officer and Director
	,Secretary and Treasurer and Chief Financial Officer and Director

Page - 4

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statements of Operations
For Three Month and Nine Month Periods Ended September 30, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures for Three Month and Nine Month Periods Ended September 30, 2004)
(Unaudited - Prepared by Management)

		Nine Months Ended			Three Months Ended
		September 30,			September 30,
	2005		2004	2005		2004

Sales	$127,709		$-	$61,271		$-
Cost of Sales	112,948		4,038	52,201		-
Gross Profit	14,761		(4,038)	9,070		-
Expenses
Administrative expenses	$370,129		$5,983	$102,614		$634
Depreciation	659		-	293		-

TOTAL EXPENSES	370,788		5,983	102,907		634
Profit (Loss) Before Income Taxes	(356,027)		(10,021)	(93,837)		(634)
Income Taxes	(2,044)		-	-		-
Net Profit (Loss) for the Period	$(358,071)		$(10,021)	$(93,837)		$(634)

Earnings Per Share
Basic	($0.01)		($0.00)	($0.00)		($0.00)
Diluted	($0.01)		($0.00)	($0.00)		($0.00)

Page - 5

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statements of Retained Earnings (Deficit)
For Three Month and Nine Month Periods Ended September 30, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures for Three Month and Nine Month Periods Ended September 30, 2004)
(Unaudited - Prepared by Management)

		Nine Months Ended			Three Months Ended
		September 30,			September 30,
	2005		2004	2005		2004

Balance, beginning of
period (Deficit)	$115,480		$(42,414)	$(148,754)		$(51,801)

Net Profit (Loss) for the year	(358,071)		(10,021)	(93,837)		(634)

Balance, end of
period (Deficit)	$(242,591)		$(52,435)	$(242,591)		$(52,435)

Page - 6

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statements of Cash Flows
For Three Month and Nine Month Periods Ended September 30, 2005
(Expressed In U.S. Dollars)
(With Comparative Figures for Three Month and Nine Month Periods Ended September 30, 2004)
(Unaudited - Prepared by Management)

		Nine Months Ended			Three Months Ended
		September 30,			September 30,
	2005		2004	2005		2004
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(358,071)		$(10,021)	$(93,837)		$(634)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation	659		-	293		-
Cumulative currency translation adjustment	29,822		-	3,929		-
Changes in operating assets and liabilities, net of
effects from acquired companies
Income taxes payable	(876)		-	-		-
Funds in Trust	198,565		-	-		-
Prepaid expense and deposit			1,346	-		-
Accounts receivable	(24,617)		-	(21,127)		-
Accounts payable and accrued	511,609		(1,562)	283,702		(7,128)
Net cash provided by (used in)
operating activities	357,091		(10,237)	172,960		(7,762)
Investing Activities
Fixed assets	(2,414)		-	-		-
Intangible assets	(465,891)		-	(145,339)		-
Net cash used in investing activities	(468,305)		-	(145,339)		-
Financing Activities
Loans from related parties	113,374		-	4,250		-

Net cash provided by
financing activities	113,374		-	4,250		-
Cash (decrease) during the period	2,160		(10,237)	31,871		(7,762)
Cash, Beginning of period	31,405		208,802	1,694		206,327
Cash, End of period	$33,565		$198,565	$33,565		$198,565

Page - 7

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.)
(A Nevada Corporation)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on March 12, 2002 to September 30, 2005
(Expressed In U.S. Dollars)
(Prepared by Management
(Unaudited)

							Cumulative	Total
	Price	Number of		Additional	Total	Retained	Currency	Share-
	Per	Common	par	Paid-in	Capital	Earnings	Translation	holders'
	Share	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
March 12, 2002
Issuance of shares for cash	$0.001	1,000,000	1,000	-	1,000			1,000
Net loss for the period from date of inception
on March 12, 2002 to December 31, 2002						(26,579)		(26,579)
Balance, December 31, 2002		1,000,000	1,000	-	1,000	(26,579)		(25,579)
July 30, 2003
Issuance of shares for cash	$0.10	2,000,000	2,000	198,000	200,000			200,000
Net loss for twelve months ended December 31, 2003						(15,835)		(15,835)
Balance, December 31, 2003		3,000,000	3,000	198,000	201,000	(42,414)		158,586
Retained earnings adjusted on acquisition						145,942		145,942
Net profit for one month ended December 31, 2004						11,952	(2,668)	9,284
November 30, 2004								-
Issuance of shares for subsidiary		4,500,000	4,500	(4,500)	-			-

Opening cumulative currency translation
adjustment at date of acquisition of subsidiary							(1,863)	(1,863)
Balance, December 31, 2004		7,500,000	7,500	193,500	201,000	115,480	(4,531)	311,949

Adjustment to paid up capital for Forward split 4:1			22,500	(28,018)	(5,518)			(5,518)
		30,000,000	30,000	165,482	195,482	115,480	(4,531)	306,431
Cumulative currency translation adjustments							29,822	29,822
Net loss for nine month period ended September 30, 2005						(358,071)		(358,071)
Balance, September 30, 2005		30,000,000	$ 30,000	$ 165,482	$ 195,482	$ (242,591)	$ 25,291	$ (21,818)

Page - 8

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $242,591 since inception and has a working capital deficiency of $707,821 as at September 30, 2005.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

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

Page - 9

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

Cash

Cash represents cash on hands and funds on deposit with the Company’s bankers.

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

Page - 10

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

Disclosure about fair value of financial instruments

The Company has financial instruments held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2005,  as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

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

Page - 11

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

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

Page - 12

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Fixed assets

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.

Intangible assets

Intangible assets represent costs incurred related to computer software development.  application stage costs for two separate product developments. These costs will be amortized on a straight-line basis over a three year period, commencing on completion of each product - expected after September 30 2005 and by October 2005, respectively.

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

There is an amount of $114,298 payable to related parties of the subsidiary at September 30, 2005.

Note 5.  INCOME TAXES

United States

The Company has losses carried forward to future years of $242,591. There are no current or deferred tax expenses for the nine month period ended September 30, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on

Page - 13

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	September 30,
	2005	2004
Deferred tax assets	$82,481	$17,828
Valuation allowance	$(82,481)	$(17,828)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the nine month period ended September 30, 2005 is as follows:

	Nine Month Period Ended September 30,
	2005	2004
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

United Kingdom

2-Track Limited has a liability for United Kingdom income taxes of $43,192 which is included as a current liability at September 30, 2005 in this consolidated financial statement.

Note 6.  PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2005, for pension, post-employment benefits or post-retirement benefits.  The Company does not have a pension plan.

Page - 14

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 7.  FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued, income tax payable, and loans payable to related parties.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values.

Note 8.  FIXED ASSETS

The Company depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.  The cost and accumulated depreciation are as follows:

	September 30, 2005	December 31, 2004
Cost	$3,310	$896
Accumulated depreciation	(1,033)	(374)
Balance	$2,277	$522

Note 9.  INTANGIBLE ASSETS

The wholly-owned subsidiary company, 2-Track Limited has incurred costs that total $683,726 to September 30, 2005 for computer software development – Application Stage Costs for two separate product developments.  These costs will be amortized on a straight-line basis over a three year period, commencing on completion of cash product – expected after September 2005 and by October 2005, respectively.

Note 10.  ACQUISITION OF 100% OF SHARES OF 2-TRACK LIMITED, A UNITED

                KINGDOM CORPORATION

Pursuant to an agreement dated November 30, 2004, ECP Ventures, Inc. (which subsequently changed its name to 2-Track Global, Inc., exchanged 4,500,000 shares of its common shares for 100% of the issued and outstanding shares of 2-Track Limited.   2-Track Limited has no outstanding options, warrants or any other rights to purchase its common stock.

The agreement closed on November 30, 2004, and immediately after the closing, 2-Track Global, Inc. forward split its common stock on the basis of four new for one old share increasing its common shares outstanding to 30,000,000 common shares.

Page - 15

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

2-Track Global, Inc. is not obligated to pay any finders’ agent’s or broker fees in connection with the acquisition of 2-Track Limited.

On November 30, 2004, 2 Track Global, Inc. entered into a business combination whereby it issued 4,500,000 shares in exchange for 100% of the outstanding voting common stock of 2-Track Limited, an operating company acquired in the United Kingdom.  2-Track Limited’s result of operations have been included in the consolidated financial statements since the date of acquisition.  The transaction resulted in the former shareholders of 2-Track Limited obtaining a controlling (60%) interest in 2-Track Global, Inc.

2-Track Global, Inc. was the legal acquirer of the operating company; however, the operating company was the acquirer for accounting purposes as the former shareholders of the operating company controlled 60% of the consolidated entity after the business combination.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed based on their fair values, at November 30, 2004:

Cash and cash equivalents	$78,088
Accounts receivable	16,686
Fixed assets	524
Intangible assets	217,835
Total Assets Acquired	313,133
Accounts payable and accrued	165,356
Net Assets Acquired	$147,777

A forward split of the stock of 2-Track Global, Inc. on the basis of 4:1 resulted in the outstanding common shares being increased to 30,000,000 common shares of which 60% or 18,000,000 are owned by the former stockholders of 2-Track Limited.

Note 11 Commitments and contingencies

In September 2005, the Company signed an agreement with Muwon Corporation involved in the design, manufacturing and sale of seals for shipping containers. Both companies shall jointly develop an electronic container seal (P-seal) which combines the coupling of a locking bolt device with an RFM (radio frequency module) unit. The Company is jointly responsible for certain parts of the development costs. Also, in order to meet the expected supply requirement of 2-Track, 2-Track will notify Muwon an estimated requirements for the product for 3 years, currently estimated at 120,000 units.

Page - 16

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2005 (Expressed In U.S. Dollars) (Unaudited)

Note 12 Litigation

In September, 2005, Mark B. Aronson commenced an action against the Company in the Court of Common Pleas of Allegheny County of Pennsylvania  alleging that he had been the recipient of SPAM email sent by the Company.  He claimed the sum of $28,000 plus damages and costs.  The Company instructed lawyers locally in Pennsylvania and the Claimant was advised that the Company had never participated nor would it ever participated in the publication of SPAM email.  The Claimant was provided with a copy of a third party report commissioned by the Company confirming that the SPAM email did not originate from the Company's servers as had been alleged.  However, so as to avoid the attendant costs of litigation the complaint was settled and discontinued with prejudice in the sum of $4,250.  The Company considered this to be the most cost effective way of disposing of what it considered to be a nuisance claim only.

Page - 17

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

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004.  2-Track’s plan of operation during the next twelve months is set forth below.

2-Track’s budget for the next twelve months period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track’s commercial roll-out of key products. Total aggregate cash requirement is now $ 2.4 million of which $ 0.7 million is expected to be met through operating gross profits, with the balance of $ 1.7 million required to be met from financing activities. During the nine month period of fiscal 2005, 2-Track realized $127,709 from operational revenues and $113,374 from financing activities.

As a minimum, 2-Track expects to raise $ 1.7 million from debt/equity finance activities during the next 12 months period, and in that circumstance, its expenditure would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars in 000

All Payroll	$ 840

All Administrative Expenses	$ 620

Net Changes in Working Capital	$ 400

All Capital Expenditures	$ 440

All Finance Charges	$ 60

GROSS ANTICIPATED CASH REQUIREMENT	$ 2,360

Page - 18

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars in 000

Less Gross Margin from Operations	$ 700

NET ANTICIPATED CASH FROM FINANCING	$1,660

The majority of 2-Track’s estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected occurrences, management either completed or anticipates the following schedule of roll-outs for 2-Track’s family of products:

Condor i Trac  -           GPRS version                         September 2005

Condor e Trac -           GPRS version                         August 2005

Starfish VMS  -           LEO satellite                           September 2005

Starfish FMS   -           LEO based FMS                     September 2005

Condor p Trac -          GPRS based personal tracker  September 2005

PRISMS          -           Working prototypes                from January 2006

Business Development

The primary business development targets for 2006 will be the development of new markets for the Condor FMS vehicle fleet management solution and the Starfish vessel fleet management solution. With release of New GPRS based Condor i Trac in September we have already got orders from our distributor in Traktag in Nigeria as well as Easirent in UK. We are already getting enquiries from USA and Middle Eastern countries as well.

2-Track will give a strong emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk. 2-Track already has been actively talking to clients in the Middle East and further more talking to few companies for possible distribution agreement. 2-track is looking into first major project in December in Dubai.

2-Track also released Condor p Trac, a state of art technology in GITEX, Dubai in September. There are huge demands in Personal tracking in the industry where people work in the hazardous places. 2-Track is now talking to one of companies in UK for possible European distribution agreement and also talking to existing customers.

The arrival of the Starfish marks 2-Track’s first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Track is confident of

Page - 19

finding good support within the distribution and dealership communities. Also, after the successfully sponsoring south Korea based adventure company called Overland LTD in August for their first trip to cross Silk Road, 2-Track officially released Starfish FMS product. At the moment 2-Track is talking to major commercial vehicle manufacture in USA for possible factory fitted option for their clients. We are also talking to Overland for Eurasia journey sponsorship. Journey will take 55days with 10 vehicles and 2-Track is major sponsor in communication equipment. With the launch of land based Starfish product, we will start to tackle US commercial market where most of transport companies are in favor of Satellite based tracking equipment.

PRISMS is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner. Since May 2005, 2-Track has been also sitting on the board of Korean Ministry of commerce, Industry and Energy to advice on Government decision on Container tracking solution for Korean shipping company. 2-track is look into structured trials as early as in January 2006.

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

Three-Month Period Ended September 30, 2005 versus 2004

Revenues of 2-Track increased by $61,271 for the quarter ended September 30, 2005 from zero revenue realized for the quarter ended September 30, 2004. In third quarter, 2005 all revenues were generated from sales by 2-Track’s wholly-owned subsidiary; 2-Track Ltd.

Cost of goods sold was $52,201 for the quarter ended September 30, 2005 compared to no cost of goods sold for the quarter ended September 30, 2004.  The increase relates directly to sales in 2-Track’s current business.

Operating expenses increased substantially to $102,907 for the quarter ended September 30, 2005 from $634 for the quarter ended September 30, 2004. The increase is due to operating expenses associated with 2-Track’s current business.  Operating expenses incurred in the third quarter of 2004 are minor and associated with the prior business conducted by ECPV.  During the third quarter of 2005, the Company did not incur any marketing expenses but paid $27,880 of wages and salaries.  $145,339 of product development costs were capitalized. Professional fees were $18,870.

Page - 20

The net loss for the quarter ended September 30, 2005 was $93,837 compared to a net loss of $634 recorded for the quarter ended September 30, 2004.  The significantly higher net loss for the third quarter of 2005 was due primarily to increased costs associated with the development and growth of 2-Track’s current business in asset tracking and security technologies.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2005, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC’s Regulation S-B.

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

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2005 2-Track had an accumulated deficit of $242,591.  At September 30, 2005, 2-Track had cash and cash equivalents of $33,565 and working capital deficit of $707,821.  With this deficit, it is not deemed sufficient to cover our expanded business plan and growth, nor the repayment of debt obligations.

2-Track hopes to secure a minimum of $ 1 million in additional working capital during the current year to fund its basic business development and growth.  It is 2-Track’s intention to pursue other equity and debt-based funding strategies through the issue of new ordinary stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to 2-Track’s limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. During the quarter ended September 30, 2005, 2-Track borrowed $113,374 from related parties who previously lent money to the Company.  If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations.  There is no written agreement or contractual obligation which would require 2-Track’s past funding sources to fund 2-Track’s future operations up to certain amounts or indeed continue to finance 2-Track’s operations at all.

As of September 30, 2005, 2-Track’s principal commitments include a lease commitment that expired on December 31, 2004 renewable for one year at $4,550 per month for 2-Track’s corporate offices in London.

Page - 21

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

ITEM 3.   CONTROLS AND PROCEDURES

2-Track carried out an evaluation, under the supervision and with the participation of 2-Track’s management, including 2-Track’s President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 2-Track’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based upon that evaluation, 2-Track’s President, Chief Executive Officer and Chief Financial Officer concluded that 2-Track’s disclosure controls and procedures are effective to ensure the information required to be disclosed by 2-Track in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in 2-Track’s internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track’s internal controls over financial reporting.

Page - 22

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In September, 2005, Mark B. Aronson commenced an action against the Company in the Court of Common Pleas of Allegheny County of Pennsylvania alleging that he had been the recipient of SPAM email sent by the Company.  He claimed the sum of $28,000 plus damages and costs.  The Company instructed lawyers locally in Pennsylvania and the Claimant was advised that the Company had never participated nor would it ever participated in the publication of SPAM email.  The Claimant was provided with a copy of a third party report commissioned by the Company confirming that the SPAM email did not originate from the Company's servers as had been alleged.  However, so as to avoid the attendant costs of litigation the complaint was settled and discontinued with prejudice in the sum of $4,250.  The Company considered this to be the most cost effective way of disposing of what it considered to be a nuisance claim only.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS PON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURIT HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

On Aug. 2-Track Global Inc has successfully finished trial with Diageo Nigeria through its Nigerian distributor Traktag. Diageo Nigeria is interested in 2-Track's hi-tech Fleet Management Systems Condor which will be integrated into trucks utilized by Diageo to provide an effective mobile security and fleet management system. Diageo intends to do further trial with modified software and, if successful, roll out into Diageo's trucking fleet in the Nigeria.

In September 2005, the Company signed an agreement with Muwon Corporation involved in the design, manufacturing and sale of seals for shipping containers. Both companies shall jointly develop an electronic container seal (P-seal) which combines the coupling of a locking bolt device with an RFM (radio frequency module) unit. The Company is jointly responsible for certain parts of the development costs. Also, in order to meet the expected supply requirement of 2-Track, 2-Track will notify Muwon an estimated requirements for the product for next 3 years, currently estimated at 120,000 units.

Page - 23

On September 12, 2-Track made a joint venture with Cheng Holin Technology Corporation in relation to the development of the new Condor iTrack product. Under the terms of the agreement, Cheng Holin Technology Corporation provides the hardware while 2-Track provides the software solutions. The result is a GPRS based hardware and software solution for tracking and monitoring vehicles and remote assets. Under the terms, 2-Track Global, Inc. has exclusivity in United Kingdom to sell and distribute the new GPRS products.

On Sept. 19, 2-Track Global Inc had secured the first commercial sale of its newly-launched Condor iTrac product. The iTrac was launched a week earlier by 2-Track following the completion of the joint development process with Cheng Holin Technology Corporation. The customer is Easirent, a rental company that deals with all aspects of commercial vehicle hire with four branches throughout the UK and its own fleet of in excess of 400 vehicles. Under the terms of the contract, Easirent will launch the iTrac product into 30 of its vehicles with immediate effect.

On Sept. 26, 2-Track Global Inc. had secured its first commercial orders for the sale of its Condor iTrac product in Nigeria. Traktag, a Nigerian distributor of 2-Track products,  placed an initial order for 100 units of the Condor iTrac product following successful commercial demonstrations by the company in Nigeria. The Condor iTrac product is a GPRS based hardware and software solution for tracking and monitoring vehicles and remote assets. Once the product has been installed, it can be registered and operated over the internet enabling clients to monitor their vehicles and assets through internet providers.

On Sept. 27, 2-Track Global Inc had been selected by the Abuja Development Authority (the Federal Capital of Nigeria) to create a digital mapping network for Abuja and at the same time to develop a GPS navigation system for all commercial vehicles and taxis operating in or around Abuja. There is a growing requirement for enhanced security for vehicles in the Federal Capital.

On October 26, the company was advised that the staff of the Market Regulation Department of NASD is conducting a informal review of the trading activity in the common shares of the company. NASD has requested various documents in connection with the company's announcements, contracts and agreements. The company is cooperating fully with their inquiries.

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

Page - 24

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    2-TRACK

Dated:  November 14 , 2005                                                  /s/ Woosun Jung                                                                             Woosun Jung

                                                                                    Chief Executive Officer

Dated:  November 14, 2005                                                   /s/Woosun Jung

                                                                                    Woosun Jung,

                                                                                    Chief Financial Officer

                                                                                    (Principal Accounting Officer)

Page - 25

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

Date:  November 14, 2005

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

Page - 28

Date:  November 14, 2005

            /s/ Woosun Jung

Name: Woosun Jung

Title: Chief Financial Officer

Page - 29

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF

TITLE 18, UNITED STATES CODE)

            Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of 2-Track Global, Inc., a Nevada corporation (the “Company”), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:

            (1)        the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2)        the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2005                           2-TRACK GLOBAL, INC.

                                                                                    /s/ Woosun Jung

                                                                        Woosun Jung

                                                                        Chief Executive Officer

                                                                                    /s/ Woosun Jung

                                                                        Woosun Jung

                                                                        Chief Financial Officer

Page - 30