Form 10KSB
period 2005-12-31
2-Track Global, Inc.
filed 2006-04-24
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 333-89208

2-TRACK GLOBAL, INC.

NEVADA	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)
Principal Executive Offices: 35 Argo House Kilburn Park Road London, UK NW6 5LF Issuer's telephone number: 011-44-20-7644-0472 Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Yes ____X____   No _________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was approximately $127,000.

Page - 1

As of April 19, 2006, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $6,183,000 based upon the average price of $.20 /share.

As of April 19, 2006, the Registrant had outstanding 30,915,354 shares of common stock.

Transitional Small Business Disclosure Format:  Yes [   ]   No [X]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

Page - 2

TABLE OF CONTENTS

Page - 3

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as "2-Track," the "Company" or "we" or "our") is a Nevada corporation formerly known as ECP Ventures, Inc. As a result of the Exchange Transaction discussed below, 2-Track's business is now the business previously carried on by 2-Track Limited, a British corporation ("Limited"). Limited is a UK-based company which was formed and started doing business in October 2002. Limited's current business focuses on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

History

The Company was originally incorporated as ECP Ventures, Inc. in the state of Nevada on March 12, 2002. The Company was originally formed as an exploration stage company with the intention of acquiring, exploring and developing various gold mining properties. In April 2002, the Company entered into an option agreement pursuant to which it acquired a mining interest in property located in the Alberni mining division in British Columbia, Canada (the "Mining Property"). In April of 2002, the Company had a geologist report prepared relating to the Mining Property. Over the next 2-1/2 years, the Company raised debt and equity capital in order to finance the preliminary exploration costs relating to the Mining Property. The Company pursued this mining business until November 30, 2004 at which time it terminated the option agreement and entered into the Exchange Transaction with Limited which is discussed below.

Exchange Transaction

On November 30, 2004, ECP Ventures, Inc. (the "Company") entered into and consummated a Plan and Agreement of Reorganization between the Company and 2-Track Limited and certain stockholders of 2-Track Limited (the "Exchange Transaction"). Pursuant to the Exchange Transaction, the Company acquired all of the issued and outstanding shares of 2-Track Limited, a British corporation in exchange for 4,500,000 (pre-split) shares of the common stock of the Company. As a result of the Exchange Transaction, Limited became a wholly owned subsidiary of the Company and the nine former shareholders of Limited now own, in the aggregate, approximately 60% of the Company's outstanding common stock. As a result of the Exchange Transaction, the business formerly conducted by Limited became the primary business of the Company. The assets, liabilities and revenue and expenses of Limited and the Company are reported on a consolidated basis for financial statement purposes.

In conjunction with this Exchange Transaction, Chen Peng and James W. McLeod resigned as the officers and directors of the Company and Woo Sun Mike Jung and Jimmy Millard were appointed as new directors of the Company filling the vacancies of Messrs. Peng and McLeod. The new directors joined Ted Oldham who was previously appointed to the Board on November

Page - 4

22, 2004. Also on November 30, 2004, the Board appointed the following individuals as the new officers of the Company: Woo Sun Mike Jung as the new Chief Executive Officer and President; Jimmy Millard as the new Chief Financial Officer; and Jin Young Shin as the new Corporate Secretary. See Item 5.02 below for further information on the new executive officers and directors of the Company.

In January 2005 Ted Oldham resigned as director of 2-Track and Jae Moon Hyun was appointed as a director of 2-Track on January 27, 2005. Jimmy Millard reigned as a director of 2-Track as well as the Chief Financial Officer. In conjunction with Jimmy Millard's resignation the Board appointed Woo Sun Mike Jung as the new Chief Financial Officer.

Business

Our business plan focuses on four specific telematics business segments - namely commercial fleet management applications for Vehicles, Marine, and Shipping Containers, as well as a consumer application for Leisure Marine & Exploration all of which have an inherent asset tracking and security capability.

Technology Based Solutions

2-Track, through its wholly-owned subsidiary Limited, owns the patent rights to PRISMS™ which stands for Positional Real-time Integrity and Status Monitoring System. This is logistics-oriented technology currently in development which combines a stand alone data capture and radio frequency identification (RFID) transmission device with a relay station for access to a low-earth satellite network. It is intended that PRISMS™ units will be applicable to high volume freight transport assets such as containers enabling them to report intelligently via fixed and mobile intermodal transport infrastructure including ports/terminals, ships, trains and trucks. We have entered into an agreement with ChengHolin Technology to collaborate on developing the PRISMS™ technology by developing a solution for tracking a company's personnel and assets utilizing ChengHolin's existing IP known as "pTrac."

The PRISMS™ technology is offered as either an OEM option for manufacturers or leasing companies, as well as an aftermarket option for end-user or customer (e.g. shipper) retrofit.

By utilizing a hybrid RFID-satellite architecture through a low-earth orbit network, 2-Track's solution offers all the advantages of RFID weight and cost combined with the global reach of direct satellite communications, providing significant benefit over RFID-only or satellite-only technology alternatives.

Technology teaming partners include Korea Orbcomm - a low earth orbit satellite network operator, Muwon Corporation - a Korean container seal manufacturer, ME - a UK-based GSM enabled tracking unit supplier, ChengHolin Technology - a Taiwanese GPRS enabled tracking unit supplier, ESRI (UK) - a leading GIS software and mapping company, and Thatcham - a UK

Page - 5

vehicle safety research company. Additional RFM/RFID partnership will likely be announced during 2006.

Vehicle Fleet Management – CONDOR FMS

We currently supports a multi-functional tracking and status monitoring system for operators of both small and large vehicle fleets called Condor FMS. This system is presently offered on any 900MHz or 1800MHz GSM Network for European haulage and vehicle rental markets.

In September 2005 we also launched a General Packet Radio System (GPRS) version which will extend its tracking applications to 1900MHz networks intended for U.S. based customers.

The 2-Track Vehicle Fleet Management System (Condor FMS) performs a combination of management functions which can be handled simultaneously on a single PC, laptop and Internet. Our fleet management applications, currently available in Worldwide include:

  Real-time tracking
  Navigation
  Communication
  Information
  Reporting
  Control
  Safety and Security

The Condor FMS system has sold about 20 hardware units to a pilot customer in the UK during 2004, and is now in full commercial practice. The Company does not intend to allocate significant resources to the overcrowded British market but will focus instead on emerging markets which have (i) a large customer base and potential, and (ii) a large security / monitoring need. This includes countries in Africa, the Middle East, South America and Asia, and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria) is in the process of being appointed in Lagos, Nigeria and to date two copies of the Condor FMS software and some 310 units have been installed in a managed service environment at TrakTag, with specific adaptation of the software to work with Nigerian GIS mapping. Following recent trials with ALC (Abuja Leasing Company), we anticipate securing major new orders in the Nigerian market (estimated at being worth over $10m by 2007) against very limited competition. Also, we expect to deliver internet based software solution for the first time in Nigeria during first half of 2006. We will also deliver PDA based mobile data down load software.

We are also pursing a commercial partnership with prospects in the Middle East with emphasis on the GCC States, Iran, Iraq, Egypt, India and Pakistan. In December, 2005, we appointed Hansworth Middle East LLC as exclusive distributor of CONDOR FMS in GCC states.

Page - 6

Commercial Marine Fleet Management

The 2-Track commercial marine solution is based upon a combination of direct fleet management reporting via low earth orbit ("LEO") satellites combined with RFM/RFID-based data relay for cargo and other wireless alarm systems. The technology centers on 2-Track's P-Station relay unit which combines LEO satellite uplink connectivity with standard GPPS receiver technology to give a near-time picture of any vessel at sea. The P-Station also interfaces with short range radio frequency modules ("RFM") communications to facilitate other PRISMS™-enabled equipment such as container monitoring units (P-Vision), electronic door security devices (P-Seal) and handheld container RFID tag scanners (P-Scan).

In addition, PRISMS™ will address the International Maritime Organization ISPS Code (A) changes relating to the installation of ship security alert systems (SSAS) by providing a point of relay for 2-Track's wireless alarm triggers (P-SSAS) - whether deck mounted or carried as a mobile unit - giving each and every crew member a distinct alarm identity. A single alarm activation will provide a shore-based control room with all the details of the ship's position, SOG, COG and other important data at the point the alarm was activated and monitored thereafter.

Containerized Cargo

We provide Supply Chain Management (SCM) and security data monitoring for containerized cargo. For refrigerated or specialized containers with more intensive data reporting requirements and a power supply, the P-Vision unit can be installed directly into the container superstructure and wires into the control panel and power supply from which it offers any degree of monitoring frequency as well as active alarms. P-Vision is deployable in a dual format as RFM-only or as hybrid RFM-LEO satellite communicator.

For dry containers with predominantly security emphasis, an RFM-only variant called P-Guard offers a low profile reporting unit which can be scanned by the P-Station relay unit installed on any intermodal transport asset (ship, train, truck, etc), providing coverage when there is no direct sight of satellite from the container itself (e.g. in a ship's hold or a dock stack). P-Guard uses internationally standardized RFID technology to communicate with 2-Track's RFID P-Seal (see below), as well as third-party container sensors offering door and internal status monitoring.

Our proprietary electronic seal (P-Seal) is also part of the PRISMS™ development family. This device is fitted to any container door and, once activated, will send a tamper-alert signal through any vessel or port-mounted relay if cut. It is intended that all P-Seals will be fully readable by all ISO standard RFID scanners and readers, giving the P-Seal expanded compatibility to work within non-PRISMS RFID networks and infrastructures.

The PRISMS™ solution is intended to provide operational security and monitoring of container movement and integrity across all normal intermodal transport modes, and can be deployed along side other personnel/based and management-based security systems. As a result, the PRISMS™

Page - 7

data can be routed directly to our fleet management control software which gives management complete visibility of their container fleet history and activity in real time.

PRISMS™ will not be finalized for supply chain trials until Autumn 2006 earliest, and subject to successful testing on a variety of structured tradelane pathways and across multiple cargo types, will be phased in commercially from late 2006. We have held early stage talks with two significant logistics players regarding partnering the PRISMS technology through the initial trials.

Leisure Marine & Exploration

In addition to the commercial fleet management applications discussed above, we have also designed a consumer monitoring solution called Starfish based on PRISMS™ technology which are aimed at yachts, motorboats, off-road and explorer vehicles and similar one-off requirements of individuals or groups.

Starfish automatically reports latest position and other criteria being measured at a pre-determined interval to a virtual control center from where we offer web-based access to the data through a secure login procedure. The result is an automated solution for owners, friends or family to track remote assets such as boats, vehicles or groups.

Starfish can also be utilized by yacht race organizers and charter companies to manage multiple asset positions automatically at preset intervals to a single website interface-giving graphical representations of entire fleet positions by key identifiers such as class, name, boat type etc.

Version 1 of the Starfish equipment is now finalized and has finished two successful land and sea based trials with a round the world yacht FKT (www.fkt.co.kr) as well as ten vehicles taking part in the EurAsia rally featuring vehicles traveling from London, England to Seoul, South Korea to sponsor UNCEF. Also, we are planning to launch next generation Starfish unit with Satellite and GSM hybrid version as well as a different LEO satellite version to offer clients more choices in the market. Starfish portal has been up and running and we are trying to provide our services to the entire marine industry including both the commercial and leisure markets.

On December 13, 2005, we entered into an agreement with Saracom Co., Ltd. to develop and manufacture the "Starfish" product for us.

Further information regarding 2-Track and its business and technologies are available at www.2-trackglobal.com. The Company's executive offices will be co-located with its sole subsidiary, 2-Track Limited at 35 Argo House, Kilburn Park Road, London, UK, NW6 5LF. 2-Track's telephone number is 011-44-20-7644-0472.

Page - 8

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

  Approximate Global Markets:
  500,000 refrigerated (reefers) or specialist containers (P-Vision)
  10 million + standard containers (P-Guard)
  150 million + p.a. container door sealing actions (P-Seal)

In addition to providing a relay point for other PRISMS™ -units, the P-Station relay also provides commercial marine and fleet management by supporting peripheral devices such as ships security alarm system (SSAS) as required by the IMO for all shipping over 500 tonnes, and electronic seal on container doors (as required by US Customs initiatives).

  Approximate Global Markets:
  1,000 container vessels (P-Station)
  30,000 registered vessels over 300 tonnes (P-Station) -SSAS now compulsory
  100,000 registered vessels over 50 tonnes (P-Station) - SSAS a possible requirement in future

The Leisure Marine market represents another opportunity for us to enter in that it can be served using the satellite components of PRISMS technology without any need for the RFM components. The unit, branded Starfish, will be sold in Europe, Australia and the US through a network of marine electronics dealers and other specialist outlets, and may also have applications for small commercial fleet vessels such as fishing boats.

  Approximate Global Markets:
  600,000 leisure craft 25-50' in EU (Starfish)
  450,000 leisure craft 25-50' in the US (Starfish)
  35,000 leisure craft 25-50' in Australasia (Starfish)

Our vehicle-based fleet management system (FMS) is in operation with a small number of vehicle rental companies. Operating through a commercial GSM network with dual-band roaming, we have now launched a GPRS version in collaboration with our primary GSM modem supplier in the Taiwan - ChengHolin Technology.

Page - 9

The 2-Track FMS system was awarded its Thatcham Q Class certification - the UK industry-standard security rating from the leading vehicle testing and safety organization.

  Approximate Global Markets:
  UK - 11,000 Freight Transport Association members; 425,000 commercial vehicles
  EU - over 2 million commercial vehicles
  India, Pakistan, China, Middle East, Africa, ASEAN - some of the worlds fastest growing freight forwarding/road haulage industries with huge potential for satellite based systems.

We will seek to develop an indirect sales force consisting of Franchisees and Value Added Resellers / Agents in geographically distinct markets. We also hope to create partnership distribution channels including marketing arrangements with logistics solution providers, independent software venders and container equipment suppliers. We will also market directly to container manufacturers and lessors. To enhance its marketing partnerships, 2-Track may grant certain exclusive territory rights to its products and technologies.

On December 8, 2005, we entered into a marketing and distribution agreement with Hasworth ME LLC whereby Hansworth was appointed as marketing agent to promote and sell 2-Track's Condor FMS System in Middle Eastern markets.

Competition

We face competitive environments in all its target markets, but of a very mixed and often complex kind.

In most commercial fleet management solution markets, we compete head- to- head with many other systems using the same or similar components and utilizing identical wireless telephone networks - whether GSM or GPRS format. With commoditization inevitable in mature markets we have focused on creating software solutions for significant emerging markets where competition is weak and the security need is large. By partnering directly with established resellers with appropriate GIS mapping, technology credentials and often political connections, we are confident of making major inroads in these markets without the need for major marketing expense.

The container monitoring market is a highly attractive one because although it is still embryonic, many analysts believe significant opportunities exist in the equipment and services market for both OEM and Aftermarket container monitoring solutions - subject to the outcome of US government policy direction during 2006 and agreement of a set of internationally recognized technical standards.

Although small numbers of containers are presently monitored and tracked using RFID scanning technology at major transport nodes, we believe that the real opportunity lies in delivering cost effective end-to-end solutions across all transport modes - in real or near time - with additional data reporting capability such as internal status.

Page - 10

Although several different solutions have been developed for both supply chain management (SCM) data needs and container security needs, none has yet been successfully commercially exploited on a large scale. In reality it is likely that the "market" will not evolve into a single solution but into a small number of segments for different cargo and transport requirements - reflecting value, distance, complexity, risk of terrorism and other factors. We intend to target some but not all of these segments with its PRISMS technology, representing an estimated 30-40% of all global container traffic.

The most prominent private-sector initiative currently exploring and evaluating "smart" container technology is a multi-party enterprise called Smart and Secure Tradelanes [SST] Initiative which incorporates a number of shippers, port authorities and operators, technology companies and equipment manufacturers in an affiliation to develop a coherent global information network for container security. One of its founder members Savi Technology has significant experience in tracking assets for the US military over many years in remote locations.

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

Page - 11

  Automatic Identification Systems (AIS) - a technical requirement for providing data about a ship's position and status through the VHF equipment (short range) prior to reaching a destination port.
  Ship Security Alert Systems (SSAS) - a technical requirement for providing a discrete alarm mechanism for the ship's crew through existing or newly installed satellite or radio equipment such as a tracking device or GMDSS unit (the current emergency signaling platform).

The major backdrop to the Commercial Marine market is forthcoming legislation and standards adopted by the IMO, which has adopted a number of amendments to the 1974 Safety of Life at Sea Convention (SOLAS), of which the most far-reaching are the new Chapter of the International Ship and Port Facility Security Code (ISPS Code) and detailed new navigation and identification technologies.

Chapter 2 Amendments (Security Levels) This chapter applies to passenger ships and cargo ships of 500 gross tonnage and upwards, including high speed craft, mobile offshore drilling units and port facilities serving such ships engaged on international voyages. The ISPS Code amendments took effect on 1 July 2004. The Code contains detailed security-related requirements for Governments, port authorities and shipping companies in a mandatory section (Part A), together with a series of guidelines about how to meet these requirements in a second, non-mandatory section (Part B).

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

Chapter 5 Amendments (AIS) Regulation XI-2/5 requires all ships to be provided with a ship security alert system, according to a strict timetable that will see most vessels fitted by July 2004 (50,000 tonnes) and the remainder by December 2004.

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

Page - 12

Intellectual Property Rights

We own all the intellectual property for its PRISMS™ technology for container monitoring. This includes all the requirements, firmware and software design and planning, and other copyright encompassed in the technical specification for the communications architecture and its specific deployment for the business applications stated in this document, and subject to a PCT Application through the Korean Patent Office in November 2004.

We also own the intellectual property rights to two middleware/software applications used for the reporting and presentation of data captured from remote assets such as vehicles, vessels or containers - using PRISMS™ or other GSM-equipped devices, although in most instances third-party GIS licenses are embedded in the final software product.

Research and Development Expenditures

During fiscal years 2005 and 2004, our subsidiary, 2-Track Limited spent approximately $663,000 and $218,000, respectively, on product research and development. It is expected that expenditures for research and development will increase in the current year as 2-Track looks to develop new end-user products and expand its marketing efforts We decided to write off all accumulated research and development expenses as of December 31, 2005 and expense any future research and development costs as they are incurred.

Employees

On December 31, 2005, we had three full-time employees and two Directors working at its London offices. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be extremely good.

Factors Affecting Future Operating Results

We have incurred operating losses since inception and have generated modestly increased revenues during fiscal 2005. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a "going concern" qualification. In the independent accounting firm's opinion, our limited operating history and accumulated net deficit as of December 31, 2005, raise substantial doubt about its ability to continue as a going concern.

Page - 13

2-Track Limited ("Limited") is a start-up company and is in the process of fully implementing its business plan and technologies. Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. As a result of the Exchange Transaction, our business is now the same as Limited which has only a limited operating history upon which an evaluation of its future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

The success of our technology based business will depend on several factors including:

  Our ability to maintain competitive prices which provide desired profit margins and expanding our product line;
  Our success in finalizing the PRISMS™ technology development, in particular the radio frequency module (RFM) component required for scanning and reporting container data in difficult environments such as terminal yards and ship's holds;
  Our success in further developing an up market black box for US market as well as commercial industry. We also intend to partner with a major car manufacturer to develop and supply OEM telematics solutions.;
  Our ability to increase consumer awareness of our products and services;
  Our ability to provide comprehensive solutions which satisfy current and future anti-terrorism government regulation applicable to national and international commerce.

The development and marketing of technology products requires significant amounts of capital. To date, both 2-Track and Limited have relied on the sale of equity securities, loans, and limited sales to meet their operational and capital requirements. Because we have limited revenues, it will be necessary to fund our initial operations by selling additional equity or debt securities, secure lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products and technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into other corporate transactions would have a material adverse effect on our ability to achieve our intended business objectives. Any future equity financing will result in dilution to current stockholders. Future debt financing will result in interest expense and the risk that we cannot repay such debt when due.

We will be competing in the global tracking and monitoring market, a market characterized by intense competition from both established companies and start-up companies. Since the market demands both competitive prices and capabilities, our success depends in part on our ability to enhance existing products and introduce new technologies. This requires us to accurately predict future technology and pricing trends. Unexpected changes in technological standards, the rate of technology adoption, customer demand and pricing of competitive products could adversely affect our operating results if it is unable to respond effectively to such changes.

Page - 14

Our current manufacturing structure is particularly subject to various risks associated with its use of offshore contract manufacturers, including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect the Company's business and results of operations. The impact of these risks on our operations is difficult to measure, but the inability to alter our strategic markets, or react properly to changing economic conditions could have an adverse effect on our financial position.

Our target markets include end-users, resellers, systems integrators, major accounts and original equipment manufacturers. Due to the relative size of some customers, sales in any one market segment could fluctuate dramatically on a quarter-to-quarter basis. Fluctuations in major accounts and the OEM segment could materially adversely affect our financial condition and results of operations. Additionally, our revenues and results of operations could be adversely affected if we were to lose certain key distribution or development partners.

In summary, our net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for our products; delays in new product introductions by us; market acceptance of new products and technologies by us or our competitors; changes in product pricing, material costs or customer discounts; the size and timing of customer orders; fluctuations in channel inventory levels; variations in the mix of product sales; manufacturing delays or disruptions in sources of supply; and the pace of the current economic recovery. Our future operating results will depend, to a large extent, on our ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect our business and financial condition.

In addition to the above, we are also susceptible to other factors that generally affect the market for stocks of technology companies. These factors could affect the price of our stock and could cause such stock price to fluctuate significantly over short periods of time.

ITEM 2.    DESCRIPTION OF PROPERTY

Our office is located at 35 Argo House, Kilburn Park Road, London. We lease 800 sq. ft of office space at a monthly rental of about US$6,500.

We also employ a research and development sub-contractor located at 1502 Cresyn Tower, 8-24, Seoul, Korea, with a dedicated office and team for our technology developments. The office costs are approximately US $35,000 per month.

Until November 30, 2004, the Company held development rights to certain mining property located in the Alberni Mining Division, British Columbia, Canada. On November 30, 2004 the option agreement representing these development rights was terminated.

ITEM 3.    LEGAL PROCEEDINGS

We had proceedings brought against us in the Allegheney County Court, Pennsylvania. The Claimant alleged that he had been the recipient of SPAM email sent by 2-Track. He claimed the

Page - 15

sum of $28,000 plus damages and costs. We instructed lawyers locally in Pennsylvania and the Claimant was advised that we had never participated nor would we ever participate in the publication of SPAM email. The Claimant was provided with a copy of a third party report commissioned by us confirming that the SPAM email did not originate from our servers as had been alleged. However, so as to avoid the attendant costs of litigation the complaint was settled and discontinued with prejudice in the sum of $4,250. We considered this to be the most cost effective way of disposing of what was considered to be a nuisance claim only.

>From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Page - 16

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Commencing in July 2004, our common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "ECPV". Effective as of December 6, 2004, the Company's trading symbol was changed to "TOTG" to reflect the Exchange Transaction with 2-Track Limited. The following chart sets forth the known high and low price on a bid basis for our stock for each quarter ending after December 6th, 2004. Prior to December 6th, 2004 there was no public trading market our common stock. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31, 2005	Low	High
Fourth Quarter	$ .31	$ 1.33
Third Quarter	.18	.65
Second Quarter	.98	.18
First Quarter	.98	1.90
Year Ended December 31, 2004	Low	High
Fourth Quarter	$ .05*	$ 1.9*
Third Quarter	-	-
Second Quarter	-	-
First Quarter	-	-

* Reflects post-stock split of 4 for 1 and post-share exchange transactions.

As of March 31, 2005, there were approximately 1,500 holders of record of our Common Stock. This amount does not include shares held in street name.

Dividend Policy

We have never paid any cash dividends on its common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Subsequent to the year end, the Board approved and stockholder's ratified an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Incentive Plan.

The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted

Page - 17

stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, 2-Track issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

During the fiscal year ended December 31. 2005, 2-Track issued 915,354 shares of restricted stocks to 15 individual investors. Our shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation S of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

During the fiscal year ended December 31, 2004, 2-Track issued the following equity securities pursuant to exemptions from registration under the 1933 Act.

On November 30, 2004, the Company issued 4,500,000 (18,000,000 post-split) shares of its common stock to the nine (9) shareholders of 2-Track Limited in exchange for all of the outstanding shares of 2-Track Limited. The Company shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation S of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2005 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like

Page - 18

we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. Our plan of operation during 2006 is set forth below.

Our budget for fiscal 2006 is predicated on an aggregate cash requirement of $3 million of which $.5 million is expected to be met through operational revenues, with the balance of $2.5 million is expected to be met from financing activities.

The majority of these costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we expect to raise $2.5 million during fiscal 2006 from debt/equity finance activities, and in these circumstances its expenditure will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2006	US Dollars (in 000)
All Payroll	$1,100
All Overheads	$ 800
Net Changes in Working Capital	$ 500
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$3,000
Less Gross Margin from Operations	$500
NET ANTICIPATED CASH REQUIREMENT	$2,500

Page - 19

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products:-

Condor FMS -	US black box version	May/June 2006
Starfish FMS-	LEO + GSM	Aug/Sept 2006
Starfish VMS-	LEO (with Iridium )	Sept 2006
PRISMS-	Working prototypes	from June 2006

Business Development

The primary business development targets for 2006 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of LEO + GPRS as well as higher spec hardware for US market during the summer.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia and US markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish marks 2-Track's first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Ttrack is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate.

PRISMS is expected to be demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Results of Operation

From inception until the Exchange Transaction on November 30, 2004, ECVP's business involved the exploration of certain mining property to determine if further development was justified. Consequently, ECPV had not generated any revenues from inception to the closing of the Exchange Transaction on November 30, 2004. As a result of the Exchange Transaction, 2-Track (formerly ECVP) is no longer in the mining business and is now engaged in asset tracking and security technologies. Consequently, comparisons between operating results of ECVP before and of 2-Track after November 30, 2004 are of limited value since 2-Track was engaged in an unrelated business after November 30, 2004.

Page - 20

Operating Results for the Fiscal Year Ended December 31, 2004 and 2005.

On December 1, 2004, 2-Track commenced operating its new business in the asset tracking and security technology field and ceased all mining related activities. For the 31 day period ended December 31, 2004, 2-Track generated $106 of revenue and incurred $615 of cost of sales resulting in an operating loss of $509. Revenues and expenses generated after November 30, 2004 relate to the Company's new business of asset tracking and security. For the year ended December 31, 2004, 2-Track incurred $35,990 of operating expenses which related to its new business and benefited from a one-time write-off of $50,000 in accounts payable resulting in a net profit, after taxes, of $11,952 for the year ended December 31, 2004.

Due to the merger of 2-Track Limited with ECPV which became effective on December 1, 2004, the results of operations discussed below for the year 2005 may not be comparable to operations occurring prior to December 1, 2004.

Consolidated revenues for the year ended December 31, 2005 were $126,921 compared to revenues of only $106 for the year ended December 31, 2004. This significant increase was due primarily to sales of FMS products and software.

Cost of sales increased from $615 in 2004 to $110,680 in 2005 due primarily to costs relating to the sale of FMS products and software. Gross profits increased to $16,241 in 2005 due to new sales in the FMS market.

Operating Expenses included the following:

  Directors fees aggregated $12,000 for the year ended December 31, 2005 and were paid to one non-employee director.
  General and administrative expenses increased by $91,046 for the year ended December 31, 2005 as compared to the same period a year earlier due to increased activities relating to marketing and general administrative expenses. As pointed earlier, the company before the merger was not active in its mining operation.
  2-Track incurred research and development expenses of $662,699 for the year ended December 31, 2005 for software and enhancements related to FMS, Star Fish and Prism products.
  Professional fees increased by $389,470 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to increased needs related legal counsel, accounting fee requirements, and consulting fees.
  Salary and benefits increased by $176,842 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to the accrual of salary for the CEO and an increase of staff and related benefits.
  Travel and entertainment expenses increased by $97,861 for the year ended December 31, 2005 as compared to the same period a year earlier primarily due to an increase in marketing and fund raising activities.
Page - 21

  2-Track paid finder fees of $14,000 for the year ended December 31, 2005 for raising funds.
  A one-time impairment of intangible assets of $880,534 for the year ended December 31, 2005 occurred due to a write-off of all accumulated research and development costs.

We had a net loss of $1,595,493 for the year ended December 31, 2005, or $.05 loss per share, compared to a net income of $11,952 for 2004, or $.00 per share. The significant increase in net loss was primarily due to the substantial increase in operating expenses incurred during 2005 and the write-off of $880,534 representing all accumulated research and development costs as of December 31, 2005.

The provision of income taxes for the year ended December 31, 2005 was $1,980.

2-Track spent most of its funds in developing three product lines, FMS (a fleet management system), Starfish (a tracking system for ships, yachts and boats), and Prism (a container tracking system) in 2005. 2-Track finished some of the research and development projects related to FMS and Starfish. All of the sales in 2005 were derived from the sale of FMS products which are gaining a serious recognition in global market. Several companies have contacted 2-Track to represent 2-Track products in their geographic territories. 2-Track is evaluating all these offers to maximize opportunities. 2-Track is planning to recruit experienced marketing personnel who will establish a marketing division at 2-Track.

As some of the Starfish products are completed, 2-Track is looking for partners who are willing to take trial installation. These products need further trials to best serve customers in global markets.

Capital Financing

Subsequent to the Exchange Transaction, the Company entered into an agreement with The Hartsmoor Consultancy Limited ("Hartsmoor"), a UK-based investment banking boutique, whereby Hartsmoor agreed to use its reasonable efforts to raise up to $6,500,000 in equity and/or debt capital on behalf of 2-Track over a 270 day period. As of December 31, 2004, Hartsmoor had delivered no funds pursuant to this agreement.

2-Track issued 915,354 of restricted common shares to various investors for $255,380. The proceeds were used to support its operation.

Liquidity and Capital Resources

2-Track has incurred operating losses during the last two fiscal years which has resulted in an accumulated deficit of $1,480,013 as of the end of fiscal year 2005. At December 31, 2005, the Company had cash of $21,063 and a negative net working capital of $1,000,320. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

Page - 22

During fiscal year 2004 2-Track's President and Chief Executive Officer advanced $50,000 to 2-Track for working capital. This amount was forgiven on November 30, 2004. During 2005, 2-Track raised $255,380 from the sale of common stock.

2-Track anticipates requiring a minimum of $2.5 million in additional working capital during the current year to fund its business development and growth although management hopes to achieve a higher figure based on its price per share valuations. It is 2-Track's intention to pursue equity and debt-based funding strategies through the issue of additional stock and/or long-term borrowing commensurate with a responsible level of debt service commitments.

Due to the 2-Track's limited cash flow, operating losses and limited assets, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from its major stockholders or other outside sources. If these investors were unwilling or unable to provide necessary working capital to 2-Track, 2-Track would probably not be able to sustain its operations. There is no current written agreement or contractual obligation, which would require 2-Track's investors to fund its operations up to a certain amount or indeed continue to finance its operations at all.

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its technology business. Such additional capital may be raised through public or private financing as well as borrowing from other sources. From inception to November 30, 2004, ECPV's former President had paid substantially all of ECPV's expenses since establishing its business in March 2002. Although 2-Track believes that its current investors will continue to fund 2-Track's expenses based upon their significant equity interest in 2-Track, there is no assurance that such investors will continue to invest in 2-Track. If adequate funds are not otherwise available, 2-Track would not be able to sustain its planned operations.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Basis of presentation

The accompanying consolidated financial statements of 2-Track Global, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America

Page - 23

(USGAAP) and include the accounts of its wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited, acquired on November 30, 2004. 2-Track Global, Inc. includes in consolidation only the subsidiary's revenue and expenses subsequent to the date that control was obtained on November 30, 2004 (ARB-51, PARA 11).

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

Disclosure about fair value of financial instruments

2-Track has financial instruments held for trading purposes. 2-Track estimates that the fair value of all financial instruments at December 31, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the

Page - 24

accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject 2-Track to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. 2-Track limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on 2-Track's results of operations, cash flows or financial position in these financial statements.

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
Page - 25

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. 2-Track has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to 2-Tract's net loss or net loss per share.

Fixed assets

2-Track depreciates its furniture, fixture and equipment using the straight-line basis at the rate of 33.3% per annum.

Intangible assets

Intangible assets represent costs incurred related to computer software development application stage costs for four separate product developments. These costs will be expensed as they are incurred.

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company may enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope, which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the

Page - 26

provisions of SFAS No. 150 did not have a material impact on the 2-Track's financial position or results of operations.

ITEM 7.    FINANCIAL STATEMENTS

Page - 27

MOEN AND COMPANY LLP

CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 – 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
2-Track Global, Inc.
(A Nevada Corporation)

We have audited the accompanying consolidated balance sheets of 2-Track Global, Inc. (A Nevada Corporation) as of December 31, 2005 and December 31, 2004, and the related consolidated statements of income, and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 2-Track Global, Inc. (A Nevada Corporation) as of December 31, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about he Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Moen and Company LLP"

Vancouver, British Columbia, Canada

Chartered Accountants

March 30, 2006

Page - 28

2-TRACK GLOBAL, INC. (A Nevada Corporation) Consolidated Balance Sheets (Expressed In U.S. Dollars)
	December 31,
ASSETS	2005	2004
Current Assets
Cash	$ 21,063	$ 31,405
Funds in Trust		198,565
Value added tax recoverable	11,546	10,134
Accounts receivable	70,555	1,053
Inventory	12,052
Prepaid expense	20,000	--
TOTAL CURRENT ASSETS	135,216	241,157
Property and Equipment-Net (Note 6)	4,267	522
Intangible assets (Note 2)		217,835
TOTAL ASSETS	139,483	459,514

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current Liabilities
Accounts payable	742,020	108,091
Income tax payable (Note 4)	31,113	44,068
Due to related parties (Note 3)	362,403	924
TOTAL CURRENT LIABILITIES	1,135,536	153,083
Stockholders' Equity (Deficit)
Capital Stock
Issued and outstanding: 30,915,354 common shares (2004 30,000,000 common shares) par value @ $0.001 per share	30,915	30,000
Additional paid in capital	419,947	165,482
	450,862	195,482
Retained earnings (Deficit)	-1,480,013	115,480
Accumulated other comprehensive income (loss)	33,098	-4,531
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	-996,053	306,431
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$ 139,483	$ 459,514

Page - 29

2-TRACK GLOBAL, INC. (A Nevada Corporation) Consolidated Statements of Income and Comprehensive Income (Expressed In U.S. Dollars)
	Year Ended December 31,
	2005	2004
Sales	$ 126,921	$ 106
Cost of Sales	110,680	615
Gross Profit (loss)	16,241	-509
Debt extinguished	89,871	50,000
	106,112	49,491

Expenses
Consulting	238,920	--
Depreciation	2,242	2
Directors' fees	12,000	--
Finders' fees	14,000	--
General and Administrative	127,036	35,990
Impairment of intangible assets (Note 7)	880,534	--
Accounting and legal	150,550	--
Salary and Benefits	176,482	--
Travel and Entertainment	97,861	--
TOTAL EXPENSES	1,699,625	35,992
Profit (Loss) Before Income Taxes	-1,593,513	13,499
Income Taxes	-1,980	1,547

Net Profit (Loss) for the Year Other Comprehensive Income (Loss) Net of Tax:	$ -1,595,493	$ 11,952
Foreign Currency Translation Adjustments (loss)	37,629	-4,531
Comprehensive Income (loss)	$ -1,557,864	$ -4,531
Basic and Diluted average common shares outstanding	30,084,699	30,000,000
Basic earning (loss) per common share	$ -0.05	$ -0.00
Diluted earning (loss) per common share	$ -0.05	$ -0.00

Page - 30

2-TRACK GLOBAL, INC. (A Nevada Corporation) Consolidated Statements of Cash Flows (Expressed In U.S. Dollars)
	Year Ended December 31,
	2005	2004
Operating Activities
Net profit (loss) for the Year	$ ($1,595,493)	$ 11,952
Items not requiring use of cash:
Depreciation	2,242	2
Debt extinguished	-89,871	-50,000
Impairment of intangible assets (Note 7)	880,534	--
Cumulative currency translation adjustment	37,629	-1,863
Changes in non-cash working capital items	--	--
Inventory	-12,052	--
Funds in Trust	198,565	-198,565
Accounts receivable and value added tax	-70,914	2,794
Prepaid expense	-20,000	1,346
Accounts payable	633,929	22,917
Income tax payable	-12,955	-44,068
Cash used in operating activities	-48,386	-255,485
Investing Activities
Intangible Assets	-662,699	--
Property and Equipment	-5,987	--
Cash used in Investing Activities	-668,686	--
Financing Activities
Loans from related parties	451,350	--
Capital stock subscribed	255,380	--
Cash provided by financing activities	706,730	--
Cash (decrease) during the year	-10,342	-255,485
Cash, balance of subsidiary at date of acquisition	--	78,088
Cash, Beginning of year	31,405	208,802
Cash, End of year	$ 21,063	$ 31,405
Supplymentary Cash Flow Information:
Income Tax Paid	$ 12,955	$ 44,068
Interest paid	$ --	$ --
Debt Extinguished	$ 89,871	$ 50,000

Page - 31

2-TRACK GLOBAL, INC.

(A Nevada Corporation)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period From Date of Inception on March 12, 2002 to December 31, 2005

(Expressed In U.S. Dollars)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(loss) Cumulative Currency Translation Adjustments	Total Stockholders' Equity (Deficit)
March 12, 2002 Issuance of shares for cash	$ 0.001	1,000,000	1,000	--	1,000			1,000
Net loss for the period from date of inception on March 12, 2002 to December 31, 2002						(26,579)		(26,579)
Balance, December 31, 2002		1,000,000	1,000	--	1,000	(26,579)		(26,579)
July 30, 2003 Issuance of shares for cash	$0.10	2,000,000	2,000	198,000	200,000			200,000
Net loss for year ended December 31, 2003						(15,835)		(15,835)
Balance, December 31, 2003		3,000,000	3,000	198,000	201,000	(42,414)		158,586
Retained earnings adjusted on acquisition						145,942		145,942
Net profit for year ended December 31, 2004						11,952		11,952
November 30, 2004 Issuance of shares for subsidiary		4,500,000	4,500	(4,500)
Cumulative currency translation							(2,668)	(2,668)
Opening cumulative currency translation adjustment at date of acquisition of subsidiary							(1,863)	(1,863)
		7,500,000	7,500	193,500	201,000	115,480	(4,531)	311,949
Adjustment to paid up capital for Forward split 4:1			22,500	(28,018)	(5,518)			(5,518)
Balance, December 31, 2004		30,000,000	30,000	165,482	195,482	115,480	(4,531)	306,431

Issuance of shares for cash in December 2005		915,354	915	254,465	255,380			255,380
Net loss for year ended December 31, 2005						-1,595,493		-1,595,493
Cumulative currency translation							37,629	37,629
Balance, December 31, 2005		30,915,354	30,915	419,947	450,862	-1,480,013	33,098	-996,053

Page - 32

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 1.   NATURE AND CONTINUANCE OF OPERATIONS

2-Track Global, Inc. ("the Company") was incorporated on March 12, 2002, as ECP Ventures, Inc. (the date of inception was on that date) under the Company Act of the State of Nevada, U.S.A., to pursue the business of mineral exploration. The Company changed its name to 2-Track Global, Inc. on December 1, 2004 concurrent with the acquisition of the wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited and changed the nature of its business to logistics-oriented technology including vessel and vehicle fleet management solutions, and proprietary positional real-time integrity and status monitoring systems for containers and other remote assets.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $1,480,013 since inception and has a working capital deficiency of $1,000,320 as at December 31, 2005. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements of 2-Track Global, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) and include the accounts of its wholly-owned subsidiary United Kingdom Corporation, 2-Track Limited, acquired on November 30, 2004. 2-Track Global, Inc. includes in consolidation only the subsidiary's revenue and expenses subsequent to the date that control was obtained on November 30, 2004 (ARB-51, PARA 11).

Certain items have been reclassified to conform to the current year presentation.

Page - 33

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash

Cash represents funds on deposit with the Company's bankers.

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

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. All liabilities have been recorded in the accompanying financial statements.

Page - 34

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Disclosure about fair value of financial instruments

The Company has financial instruments held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash is not collateralized. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Page - 35

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in UK pounds sterling (GBP). Accumulated foreign currency translation adjustments are recorded as a separate category of stockholders' Equity.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes stablishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS

Page - 36

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award ? the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Property and Equipment

The Company depreciates its furniture, fixture and equipment using the straight-line method over the assets' estimated useful life of three years.

Intangible assets

Intangible assets representing costs incurred related to computer software development. application stage costs for two separate product developments, $ 880,534 were capitalized and written off as impairment in the year ended December 31, 2005.

Financial Instruments

The carrying value of cash, accounts receivable and current liabilities, approximate their fair value because of the short maturity of these instruments. The Company's operations are in the United Kingdom and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Page - 37

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 3.   RELATED PARTY TRANSACTIONS

There is an amount of $362,403 payable to related parties of the subsidiary at December 31, 2005, as follows:

	December 31
	2005	2004
Salary to president and director	$120,000	$--
Directors' fees are payable to a director	$12,000	$--
Consulting fees paid to a director	$108,000	$--
Loans and advances from a director and officer	122,403	--
	$362,403	$--

During the year Directors and Officers of the Company were paid the following amounts for work related to the business of the Company:

	December 31
	2005	2004
Travel, accomodation and office	$40,386	$--
Intangible assets-computer software, developments, application stage costs	26,936	--
Salary and consulting work	40,036	--
	$107,358	$--

Note 4.   INCOME TAXES

United States

The Company has losses carried forward to future years of $16,985 up to the year 2025. There are no current or deferred tax expenses for the year ended December 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

Page - 38

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 4.   INCOME TAXES (Cont'd)

	December 31
	2005	2004
Deferred tax assets	$5,775	$-
Valuation allowance	$(5,775)	$-
Net deferred tax assets	$-	$-

2004 Deferred Tax Asset amended to nil by reason of the $ 50,000 debt being extinguished.

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended December 31, 2005 is as follows:

	Year Ended December 31
	2005	2004
Statutory federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)
Effective income tax rate	0.0%	0.0%

United Kingdom

2-Track Limited, the UK wholly-owned subsidiary has a liability for United Kingdom income taxes of $31,113 which is included as a current liability at December 31, 2005 in this consolidated financial statement.

Note 5.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan

Note 6.   PROPERTY AND EQUIPMENT

	December 31
	2005	2004
Cost	$6,883	$896
Accumulated depreciation	(2,616)	(374)
Net	$4,267	$522

Page - 39

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements December 31, 2005 (Expressed In U.S. Dollars)

Note 7.   INTANGIBLES

The wholly owned subsidiary company 2-Track Limited incurred costs of product in the development of hardware for the starfish along with other software costs. Management, with the approval of the board of directors approved the write off of accumulated product costs due to an impairment in value, of an amount of $ 880,554, which was charged to operations in the year ended December 31, 2005.

Note 8.   SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2005, the following occurred:

  1,440,000 restricted common shares were issued to Jaemoon Hyun for accepting a position as Director of the Company.

  On February 22, 2006, a $100,000 loan at 5% interest was received from Octagon Investment SA, repayable in 10 monthly instalments commencing February 2007, the 1st anniversary of the advance. During the currency of the loan, the Company has the right to convert any outstanding balance into common shares at the market price of the shares at the date the funds were advanced.

  On March 9, 2006, $80,000 was advanced to the Company from Hansworth Middle East LLC, the Company's middle eastern distributor, as both investment and a future payment for software.

  Subsequent to the year end, the Board approved, and stockholder's ratified, an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Incentive Plan.

  The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

  The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.
Page - 40

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

As previously reported on Form 8-K dated March 30, 2006, 2-Track has determined to change its accounting policy on the treatment of Research and Development costs according to the Financial Accounting Standards, Accounting for Research and Development Costs, which require that companies expense R&D costs as those costs are incurred. Accordingly, all accumulated research and development costs were written off as of December 31, 2005 and any future research and development costs will be expensed as they are incurred. The amount written off for year 2005 was $880,534.

Page - 41

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With Director Since NutraStar
Woo Sun Mike Jung		Chief Executive Officer, Chairman, President and Chief Financial Officer	11/30/04
Jimmy Millard (1)		Chief Financial Officer and Director	11/30/04
Ted Oldham (2)		Director	11/22/04
Jae Moon Hyun		Director	1/27/05

(1) Mr. Millard resigned as the Chief Financial Officer and Director on April 24, 2005. Mr. Millard's duties as CFO were assumed by Mr. Jung.

(2) Mr. Oldham resigned as a Director on January 27, 2005. Effective the same day the Board appointed Jae M. Hyun to fill the vacancy on the Board.

Woo Sun Mike Jung became a Director and President on November 30, 2004. On April 24, 2005 he also assumed the position of Chief Financial Officer. He is a Korean national and has been the managing director of 2-Track Limited since October 2002. He previously served as the Technical Director for Tiger Telematics for hardware purchase from February 2002 to July 2002. He was the European representative for Techway Inc. from September 2000 to January 2002.

Jimmy Millard served as a Director and Chief Financial Officer from November 30, 2004 until his resignation on April 24, 2005. He is a senior commercial manager with significant blue-chip and small company experience at reporting-to-board level, with a successful track record of strategic and financial planning and implementation in a broad range of sectors - including energy, manufacturing/engineering, transport, media/internet, IT and architecture/construction. Mr. Millard became director of 2-Track Limited in December 2003 and resigned as a director on April 24, 2005.

Ted Oldham became a Director on November 22, 2004 and resigned his position as a Director on January 27, 2005. He is the President of the Hartsmoor Consultancy Company which operates as the marketing arm of a number of leading tax consultants and venture capitalists. Mr. Oldham has many years of experience in the financial services industry. He previously worked for

Page - 42

Hambros Life Assurance (1974 to 1978). He was a partner of Edwin James & Partners (1978 to 1990) and J. Rothchild's Assurance (JRA) (1990 to 1996).

Jae M. Hyun became a Director on January 27, 2005. Mr. Hyun currently works as an independent business consultant. From October 2002 to March 2005, Mr. Hyun was a partner in M&A Engineering, a consulting firm specializing in corporate financing. From March 2000 to September 2002 he served as CFO of Hyundai Electronics, Inc. which is a global electronics manufacturer. From February 1990 to March 2000, Mr. Hyun served as the director of Korean Business Group at PricewaterhouseCoopers.

There were no disagreements between 2-Track and the two resigning directors, Mr. Oldham and Mr. Millard.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Family Relationships

There are no family relationships between any director or executive officer.

Board Meetings and Committees

The Board of Directors of the Company held two meetings and acted by written consent on two occasions during the fiscal year ended January 31, 2005. The Board does not currently have an Audit, Executive or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of such forms received by us, or on written representations from certain reporting persons that no other filings were required for such persons, we believe that, during the fiscal year ended December 31, 2005, our executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements with the exception of Jae Hyun whose form 3 was filed delinquently on May 19, 2005. Subsequent to the year end, Mr. Hyun acquired shares of 2-Track common stock on January 17, 2006 but was delinquent in filing a Form 4 on January 30, 2006.

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such

Page - 43

code of ethics if we receive the request by e-mail at "www.2-TrackGlobal.com" or in writing by mail to:

2-Track Global, Inc.
35 Argo House
Kilburn Park Road
London, UK NW6 5LF
Attn: Corporate Secretary

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track Ltd.'s Chief Executive Officer during the last three most recently complete fiscal years. No executive compensation was paid by 2-Track Global Inc. One officer and one director received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payout
	Fiscal Year	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options ($)	LTIP Payout ($)	All Other Compensation ($)
Mike Jung(1) (CEO)	2005	$120,000(3)	-0-	-0-	-0-	-0-	-0-	-0-
	2004 (11/30/04 to 12/31/04)	$9,600	-0-	-0-	-0-	-0-	-0-	-0-
Chen Peng(2) (CEO)	2004	$ -0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	$ -0-	-0-	-0-	-0-	-0-	-0-	-0-
Jae Hyun	2005	$ -0-	-0-	$108,000(4)	-0-	-0-	-0-	$12,000(5)

(1) Mr. Jung became CEO of 2-Track on November 30, 2004
(2) Mr. Peng was CEO from inception of ECPV until his resignation on November 30, 2004.
(3) Amount included $120,000 paid as compensation by 2-Track Limited (a wholly owned subsidiary). $120,000 of this amount was accrued but not paid during 2005.
(4) Mr. Hyun provided consulting services on marketing, financing, accounting, general and administrative matters. This amount was accrued but not paid during 2005.
(5) Represents Directors' Fees

Prior to becoming an officer of 2-Track, Mr. Jung was paid $33,000 (£18,000) as compensation by 2-Track Limited (a wholly owned subsidiary) for consultancy services during 2004.

Page - 44

Employment Agreements

We anticipate entering into an employment agreement with our CEO, Woosun Jung during the current fiscal year.

Incentive and Stock Option Plans

We had no long-term compensation plans or stock incentive plans at December 31, 2005. However, the 2-Track 2006 Employee Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on January 31, 2006. This Plan will allow us to grant stock or options as compensation to officers and employees. The Plan is authorized to grant stock or options of up to 3,000,000 shares however, to date no grants have been made under this Plan

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

We currently pay $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.'s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 3,000,000 shares however, to date no grants have been made under this Plan.

The Company intends to appoint additional directors in the future who may or may not be employees. For the non-employee directors, the Company may seek shareholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the fiscal year 2005.

Limitation of Liability and Indemnification Matters

Our Articles of Incorporation provide that we will indemnify our officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as involving intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by us in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by us as authorized in the Articles of Incorporation. This indemnification will continue as to a person

Page - 45

who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Articles of Incorporation. Nevada law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of 2-Track and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by our Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "Securities Act") may be permitted to directors, officers and controlling persons of 2-Track pursuant to the foregoing provisions, or otherwise, 2-Track has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, enforceable.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of 2-Track's Common Stock beneficially owned as of March 15, 2006 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track's Common Stock.

Name and Address of Beneficial Owner	Position	Number of Shares Beneficially Owned	Percent
Officers and Directors
Mike Jung 35 Argo House Kilburn Park Road London, UK NW6 5LF	Chairman, President and CFO	9,360,000	30.3%
Jae M. Hyun 3 Stoneybrook Lane Scarsdale, NY 10583	Dirctor	-0-(3)	___
Jimmy Millard(1) 35 Argo House Kilburn Park Road London, UK NW6 5LF	CFO	720,000	2.3%
Ted Oldham(2) Church House Salihull Road Solihull, UK B92 0EX	Director	1,000,000	3.2%
Page - 46

All officers and directors as a group (2 individuals)		9,360,000	30.3%
Shareholders owning 5% or more
Jin Young Shin 35 Argo House Kilburn Park Road London, UK NW6 5LF	Secretary	2,160,000	7%

(1) Mr. Millard resigned as CFO and Director on April 24, 2005
(2) Mr. Oldham resigned as a Director on January 27, 2005
(3) On January 17, 2006, Mr. Hyun was granted 1,440,000 shares of 2-Track common stock which become vested and issuable on or after January 16, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	N/A	6,000,000
Equity compensation plans not approved by security holders	N/A	_____	_______
Total	None	N/A	6,000,000

Changes of Control of Company

As a result of the Exchange Transaction described above, a change in control of 2-Track occurred as of November 30, 2004. As a result of the Exchange Transaction, 2-Track issued a total of 4,500,000 (pre-split) shares of its common stock to the nine stockholders of 2-Track Limited in proportion to their percentage interest in 2-Track Limited. Although only two of the former stockholders of 2-Track Limited now own more than five percent of 2-Track's outstanding common stock, the total number of shares issued pursuant to the Exchange Transaction represented approximately 60% of the currently outstanding shares of 2-Track's common stock.

Page - 47

In addition, as a result of the Exchange Transaction, two of the three previous directors resigned and were replaced by two new directors.

There were no arrangements which may result in a future change in control of 2-Track.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Mr. Mike Jung, Mr. Jimmy Millard and Mr. Jin Young Shin were directors and stockholders of 2-Track Limited and received 9,360,000, 720,000 and 2,880,000 (post-split) shares of 2-Track's common stock respectively, which was issued in the Exchange Transaction. However, prior to the Reorganization transaction, neither Mr. Jung, Mr. Millard nor Mr. Shin had any affiliation with 2-Track.

Commensurate with the Exchange Transaction, LCC Ventures Corporation (a company controlled by the former President of ECPV, Mr. Chen Peng) forgave a $50,000 loan owed to it by 2-Track.

During the year 2005, $122,403 of short-term loans were made by an officer and director. These loans do not bear any interest rates and are callable by the lender at any time.

ITEM 13.    EXHIBITS

Exhibit 2.1	Plan and Agreement of Reorganization, dated November 30, 2004 between ECP Ventures, Inc., 2-Track Limited and certain stockholders of 2-Track Limited.
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2	Certificate of Amendment to Articles of Incorporation
Exhibit 3.3(1)	Bylaws
Exhibit 4.1(1)	Specimen Stock Certificate
Exhibit 4.2(1)	Promissory note to LCC Ventures Corp for $50,000
Exhibit 10.1(1)	Option Agreement between Larry R.W. Sastad and ECP Ventures, Inc.
Exhibit 10.1.1	Termination of Option Agreement with Larry Sastad
Exhibit 10.2	Prism technology development agreement with ChengHolin Technology dated December 5, 2005
Exhibit 10.2.1	Modification of Prism technology development agreement with ChengHolin Technology dated December 13, 2005
Exhibit 10.3	Agreement to develop, manufacture and supply "Starfish" products with Saracom
Exhibit 10.4	Marketing and distribution agreement with Hansworth ME LLC
Exhibit 31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1(1)	Subscription Agreement
(1)Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on May 27, 2002
Page - 48

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2-Track's fiscal years ended December 31, 2004 and December 31, 2005, the Company was billed the following aggregate fees by Moen and Company ("Moen").

Audit Fees

The aggregate fees billed by Moen to 2-Track for professional services rendered for the audit of 2-Track's financial statements for the fiscal year, for reviews of the financial statements included in 2-Track's Forms 10-QSB for the fiscal year, and for services provided by Moen in connection with statutory or regulatory filings for the fiscal year, were $12,500 for the fiscal year ended 2004 and $12,500 for the fiscal year ended 2005.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

All of the services performed by Moen during 2005 were pre-approved by the Company's Board of Directors, which concluded that the provision of the non-audit services described above are compatible with maintaining the accountant's independence.

Pre-Approved Policies and Procedures

Prior to retaining Moen to provide services in any fiscal year, the Board of Directors first reviews and approves Moen's fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. 2-Track's pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of Moen for services outside the scope of the fee proposal and engagement letter.

Page - 49

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                  2-TRACK GLOBAL, INC.

Date: April 21,2006                                              By   /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         President and Chief Executive

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Woosun Jung
Woosun Jung	Chairman of the Board, President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 21, 2006
/s/ Jae M. Hyun
Jae M. Hyun	Director	April 21, 2006

Page - 50

CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-KSB

I, Woosun Jung, certify that:

1. I have reviewed this annual report on Form 10-KSB of 2-Track Global, Inc. ("Registrant");

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

Page - 51

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2006

  /s/ Woosun Jung
Woosun Jung, President and Chief Executive Officer

Page - 52

CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-KSB

I, Woosun Jung, certify that:

1. I have reviewed this annual report on Form 10-KSB of 2-Track Global, Inc. ("Registrant");

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

Page - 53

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2006

  /s/ Woosun Jung
Woosun Jung, Chief Financial Officer

Page - 54

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF

TITLE 18, UNITED STATES CODE)

            Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of 2-Track Global, Inc., a Nevada corporation (the “Company”), does hereby certify with respect to the Quarterly Report of the Company on Form 10-KSB for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission (the "10-KSB Report") that:

            (1)        the 10-KSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2)        the information contained in the 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 21, 2006                                               2-TRACK GLOBAL, INC.

                                                                                        /s/ Woosun Jung

                                                                                      Woosun Jung

                                                                                      President and Chief Executive Officer

                                                                                        /s/ Woosun Jung

                                                                                      Woosun Jung

                                                                                      President and Chief Financial Officer

Page - 55