Form 10QSB
period 2006-03-31
2-Track Global, Inc.
filed 2006-05-15
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

May 15, 2006

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number    333-89208

2-TRACK GLOBAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	41-2036671
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Argo House Kilburn Park Road London, UK	NW6 5LF
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	011-44-20-7644-0472

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of March 31, 2006 was 32,355,354.

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Page - 1

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 3

2-TRACK GLOBAL, INC. (A Nevada Corporation) Unaudited Consolidated Balance Sheet March 31, 2006 (Expressed In U.S. Dollars) (With Comparative Figures at December 31, 2005)
ASSETS	2006	2005
Current Assets
Cash	$ 48,304	$ 21,063
Accounts receivable	77,721	82,101
Inventory	15,739	12,052
Prepaid expense	20,000	20,000
TOTAL CURRENT ASSETS	161,764	135,216
Fixed assets (Note 6)	5,179	4,267
TOTAL ASSETS	$ 166,943	$ 139,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 625,998	$ 742,020
Loan payable to related party (Note 3)	520,503	362,403
Income taxes payable (Note 4)		31,113
Loan payable (Note 8)	100,000
TOTAL CURRENT LIABILITIES	1,246,501	1,135,536
Stockholders' Equity
Capital Stock
Issued and outstanding: 32,355,354 common shares (2005: 30,915,354 common shares) par value @ $0.001 Additional paid in capital	31,275	30,915
Additional paid in capital	570,787	419,947
	602,062	450,862
Retained earnings (Deficit)	(1,700,172)	(1,480,013)
Cumulative currency translation adjustments	18,552	33,098
TOTAL STOCKHOLDERS' EQUITY	(1,079,558)	(996,053)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$ 166,943	$ 139,483

See Notes to unaudited consolidated financial statements

Page - 4

2-TRACK GLOBAL, INC.

(A Nevada Corporation)

Unaudited Consolidated Statemtns of Operations

For Three Month Period Ended March 31, 2006

(Expressed In U.S. Dollars)

(With Comparitive Figures for Three Month Period Ended March 31, 2005)

(Prepared by Management)

	2006	2005
Sales	$ 101,207	$ 16,438
Cost of Sales	9,249	22,923
Gross Profit	91,958	(6,485)

Expenses
Administrative expenses	$ 309,210	$ 162,270
Depreciation	686	73

TOTAL EXPENSES	309,896	162,343
Income From Operations	(217,938)	(168,828)
Other Income and (Expenses):
Interest income	94
Interest expense	(2,315)
TOTAL OTHER INCOME AND EXPENSES	(2,221)
Profit (Loss) Before Income Taxes	(220,159)	(168,828)
Income Taxes
Net Profit (Loss) for the Period	$ (220,159)	$ (168,828)
Net (loss) income attributable to common stockholders per common share:
Basic	(0.007)	(0.006)
Diluted	(0.007)	(0.006)
Weighted average number of common shares:
Basic	32,355,454	30,084,699
Diluted	32,355,454	30,084,699

See Notes to unaudited consolidated financial statements

Page - 5

2-TRACK GLOBAL, INC.

(A Nevada Corporation)

Unaudited Consolidated Statement of Cash Flows

For Three Month Period Ended March 31, 2006

(Expressed In U.S. Dollars)

(With Comparative Figures for Three Month Period Ended March 31, 2005)

(Prepared by Management)

	2006	2005
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (220,159)	$ (168,828)
Items not requiring use of cash:
Depreciation	686	73
Cumulative currency translation adjustment	(14,546)	(547)
Changes in non-cash working capital items
Accounts receivable	4,380	(14,481)
Inventory	(3,687)
Funds in Trust		198,565
Accounts payable	(116,022)	6,095
Income tax payable	(31,113)	(621)
Cash provided by (used for) operating activities	(380,461)	20,256
Investing Activities
Property and equipment	(1,598)	(2,629)
Intangible assets		(160,975)
Cash used for investing purposes	(1,598)	(163,604)
Financing Activities
Capital stock	151,200
Loans payable	100,000
Loan from related parties	158,100	143,962
Cash provided by financing activities	409,300	143,962
Cash increase (decrease) during the period	27,241	614
Cash, Beginning of year	21,063	31,405
Cash, End of period	$ 48,304	$ 32,016

See Notes to unaudited consolidated financial statements

Page - 6

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $1,700,172 since inception and has a working capital deficiency of $1,084,737 as at March 31, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Page - 7

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

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

Page - 8

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Disclosure about fair value of financial instruments

The Company has financial instruments held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash is not collateralized. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Comprehensive Income

The Company has no items that represent other comprehensive income.

Page - 9

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS

Page - 10

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.

The Company will implement SFAS 123(R) in the first quarter of 2006 in which 300,000 options were issued to employees and consultants. The expense for options granted in the first quarter of 2006 is immaterial and cannot be determined at this time due to the uncertainty of the Company's stock price, the related Black-Scholes fair value and the timing of future grants.

Property and Equipment

The Company depreciates its furniture, fixture and equipment using the straight-line method over the assets' estimated useful life of three years.

Intangible assets

Intangible assets representing costs incurred related to computer software development. The Company expenses all the research and development costs as the Company incurs such costs.

Financial Instruments

The carrying value of cash, accounts receivable and current liabilities, approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Page - 11

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

Note 3.   RELATED PARTY TRANSACTIONS

There is an amount of $478,998 payable to related parties of the subsidiary at March 31are as follows:

	31-Mar	31-Dec
	2006	2005
Salary to president and director	$150,000	$120,000
Directors' fees are payable to a director	15,000	12,000
Consulting fees paid to a director	137,027	108,000
Loans and advances from a director and officer	176,971	122,403
	$478,998	$362,403

Note 4.   INCOME TAXES

United States

The Company has losses carried forward to future years of $16,985 up to 2025. There are no current or deferred tax expenses for the year ended December 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2006	2005
Deferred tax assets	$68,079	$5,775
Valuation allowance	$(68,079)	$(5,775)
Net deferred tax assets	$-	$-

Page - 12

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

2004 Deferred Tax Asset amended to nil by reason of the $ 50,000 debt being extinguished.

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended March 31, 2006 is as follows:

	Year Ended March 31
	2006	2005
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

United Kingdom

2-Track Limited, the UK wholly-owned subsidiary had a liability for United Kingdom income taxes of $31,113 which is included as a current liability at December 31, 2005 in the consolidated financial statement. The liability was fully paid in the first quarter of 2006.

Note 5.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 6.   PROPERTY AND EQUIPMENT

	3/31/2006	12/31/2005
Cost	$8,246	$6,883
Accumulated depreciation	(3,067)	(2,616)
Net	$5,179	$4,267

Page - 13

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Consolidated Financial Statements March 31, 2006 (Expressed In U.S. Dollars)

Note 7.   INTANGIBLES

The wholly owned subsidiary company 2-Track Limited incurred costs of product in the development of hardware for the starfish along with other software costs. It is the company's policy that all research and development costs will be expensed as they are incurred.

Note 8.   NOTE PAYBALE

On February 22, 2006, a $100,000 loan at 5% interest was received without collaterals from Octagon Investment SA, repayable in 10 monthly installments commencing February 2007, the 1st anniversary of the advance. During the currency of the loan, the Company has the right to convert any outstanding balance into common shares at the market price of the shares at the date the funds were advanced.

Note 9.   STOCK INCENTIVE PLAN

In January 2006, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

In the first quarter, 1,440,000 restricted common shares vesting in January, 2007 were issued to Jaemoon Hyun for accepting a position as Director of the Company.

Page - 14

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like 2-Track "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from 2-Track's expressed expectations because of risks and uncertainties about the future. 2-Track does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of 2-Track's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. 2-Track's plan of operation during the next twelve months is set forth below.

2-Track's budget for the next twelve months period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Total aggregate cash requirement is now $ 3 million of which $ 0.6 million is expected to be met through operating gross profits, with the balance of $ 2.4 million required to be met from financing activities. During the first three month period of fiscal 2006, 2-Track realized $91,958 from operational revenues and $409,300 from financing activities. As a minimum, 2-Track expects to raise $ 2.4 million from debt/equity finance activities during the next 12 months period. If 2-Track were unable to raise the minimum funds needed, expenditure would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars (in 000)
All Payroll	$1,100
All Administrative Expenses	$ 800
Net Changes in Working Capital	$ 500
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$3,000
Less Gross Margin from Operations	$600
NET ANTICIPATED CASH REQUIREMENT	$2,400

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Page - 15

Technical Roll-Out

Barring unexpected events, management anticipates the following rollout schedule for its family of products:-

Products	Version	Roll-out dates
Condor Platinum -	US black box version	Aug/Sep 2006
Starfish FMS -	LEO + GSM	Nov 2006
PRISMS -	Working prototypes	Jul/Aug 2006
Condor mTrac -	Personal Tracking	Jul 2006
Condor Gold -	Standard FMS hardware	Aug 2006

Business Development

The primary business development targets for 2006 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expanded rapidly through the addition of LEO + GPRS as well as higher spec hardware for the U.S. market during the summer. Also, a personal tracking version of the Condor unit will be on trial with a major U.S. organization. An upgrade version of Condor iTrac is called Condor Gold and is now equipped with the latest Siemens module.

Territorially, a strong emphasis will be placed on developing emerging markets in Africa, the Middle East, and Asia. Due to a high petrol price as well as demand from insurance companies, the U.S. is now also one of 2-Track's main targets for this year. 2-Track has already garnered interest in those markets and will seek to aggressively penetrate them this year.

The arrival of the Starfish marks 2-Track's first satellite-equipped product. Starfish is targeted principally at the leisure marine market in the U.S. (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditures on marine products, equipment and services. 2-Track is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate.

2-Track has also begun to enter the RFID market. With strong partnerships with hardware manufacturers, 2-Track will begin to provide state of the art RFID solutions worldwide in the areas of firearms tracking as well fire exit control for emergency evacuation for buildings. These will be a few of 2-Track's major business expansion areas in 2006.

PRISMS is expected to be auditioned in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Page - 16

Results of Operation

>From inception until the Exchange Transaction on November 30, 2004, 2-Track's predecessor, ECPV Ventures, Inc. ("ECPV") business involved the exploration of certain mining property to determine if further development was justified. Consequently, ECPV had not generated any revenues from inception to the closing of the Exchange Transaction on November 30, 2004. As a result of the Exchange Transaction, 2-Track (formerly ECPV) is no longer in the mining business and is now engaged in asset tracking and security technologies.

Three-Month Period Ended March 31, 2006 versus 2005

Revenues of 2-Track increased by $84,769 for the quarter ended March 31, 2006 from $16,438 of revenue realized for the quarter ended March 31, 2005. In the first quarter of 2006 all revenues were generated from sales by 2-Track's wholly-owned subsidiary; 2-Track Ltd. Cost of goods sold was $9,249 for the quarter ended March 31, 2006 compared to $22,923 of cost of goods sold for the quarter ended March 31, 2005. The reason for is that, in this quarter, the major portion of the sales is derived from the sales of software which has a very high gross margin.

Operating expenses increased substantially to $309,210 for the quarter ended March 31, 2006 from $162,270 for the quarter ended March 31, 2005. The increase is due to operating expenses associated with 2-Track's increasing current business. During the first quarter of 2006, the Company paid $52,544 of wages and salaries and $3,000 of director's fees. In addition, 1,440,000 shares of restricted stock, vesting in January, 2007, were given to a director as a signing bonus for accepting a directorship. All research and development costs were expensed. Professional and consulting fees were $75,883. The net loss for the quarter ended March 31, 2006 was $220,159 compared to a net loss of $168,828 recorded for the quarter ended March 31, 2005. This increased operating loss was due to the $84,769 increase in sales offset by the $146,940 increase in operating expenses.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2005, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Capital Financing

The Company has been in discussion with several investors but has not yet determined which direction it will take. A determination will be made based on the best interest of shareholders.

Page - 17

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of March 31, 2006, 2-Track had an accumulated deficit of $1,700,172. At March 31, 2006, 2-Track had cash and cash equivalents of $48,304 and working capital deficit of $1,084,737. With this deficit, current assets are not deemed sufficient to cover our expanded business plan and growth, nor the repayment of debt obligations. 2-Track hopes to secure a minimum of $ 3 million in additional working capital during the current year to fund its basic business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of new common stock and/or long-term borrowing commensurate with a responsible level of debt.

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Due to 2-Track's limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors in order to fund its current operations. During the quarter ended March 31, 2006, 2-Track borrowed $158,100 from related parties who previously lent money to the Company. If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations. There is no written agreement or contractual obligation which would require 2-Track's past funding sources to fund 2-Track's future operations up to certain amounts or indeed continue to finance 2-Track's operations at all.
As of March 31, 2006, 2-Track's principal commitments include a lease commitment for one year at approximately $3,800 per month for 2-Track's corporate offices in London.

Critical Accounting Policies

2-Track's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, 2-Track's accountants' evaluate the estimates, including, but not limited to, those related to revenue recognition. 2-Track uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. 2-Track has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.
2-Track has adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.

Page - 18

ITEM 3.    CONTROLS AND PROCEDURES

Disclosure, Controls and Procedures

2-Track carried out an evaluation, under the supervision and with the participation of 2-Track's management, including 2-Track's President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of 2-Track's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, 2-Track's President, Chief Executive Officer and Chief Financial Officer concluded that 2-Track's disclosure controls and procedures are effective to ensure the information required to be disclosed by 2-Track in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There have been no significant changes in 2-Track's internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track's internal controls over financial reporting.

Page - 19

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter, 1,440,000 restricted common shares vesting in January, 2007 were issued to Jaemoon Hyun for accepting a position as Director of the Company.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURIT HOLDERS

On January 31, 2006, the majority shareholders of the outstanding common stock of 2-Track approved the adoption of the 2-Track's 2006 Employee Stock Incentive Plan and the 2-Track's 2006 Non-Employee Directors and Consultants Retainer Stock Inventive Plan. This action was taken by written consent without a stockholders meeting.

ITEM 5.    OTHER INFORMATION

On April 24, 2006, 2-Track Ltd., a U.K ("2-Track Ltd.") susidiary of 2-Track Global Inc., had signed a purchase order with Track Tag Nigeria for the supply of iTrac products (vehicle tracking and security) for installation with the Abuja Leasing Company's fleet of vehicles. Under the terms of the arrangement, 2-Track will supply 500 units to Track Tag who will undertake the installations and support of the products. In addition, 2-Track Ltd has also executed contracts for the supply of PDA based software and control centre software as well as securing a contract provision for servers into Nigeria.

On October 26, 2005, 2-Track was advised that the staff of the Market Regulation Division of NASD is conducting an informal review of the trading activity in the common shares of 2-Track. The NASD has requested various documents in connection with 2-Track's announcements, contracts and agreements. 2-Track is cooperating fully with their inquiries.

ITEM 6.    EXHIBITS

     (a) The following documents are filed as exhibits to this report:

         31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                  2-TRACK

Date: May 15, 2006                                                /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Date: May 15, 2006                                                /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer
                                                                                         (Principal Accounting Officer)

Page - 21