Form 10QSB
period 2006-06-30
2-Track Global, Inc.
filed 2006-08-14
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

August 14, 2006

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of June 30, 2006 was 34,899,533.

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Note: This filing is subject to completion of a SAS No. 100 review by 2-Track Global Inc.'s independent accountants.

Page - 1

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet as of June 30, 2006 and December 31, 2005 (Unaudited)	4
Consolidated Statement of Operations for the Three and Six month periods ended June 30, 2006 and 2005 and the period from inception to June 30, 2006 (Unaudited)	5
Consolidated Statement of Cash Flows for the Three and Six month periods ended June 30, 2006 and 2005 and the period from inception to June 30, 2006 (Unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

Page - 3

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) Consolidated Balance Sheet (Unaudited)
ASSETS	June 30, 2006	December 31, 2005
Current Assets
Cash	$ 55,971	$ 21,063
Accounts receivable	31,347	82,101
Inventory	63,896	12,052
Prepaid expense	0	20,000
TOTAL CURRENT ASSETS	151,214	135,216
Fixed assets (Note 6)	4,494	4,267
Intangible Assets (Note 7)	11,795
TOTAL ASSETS	$ 167,503	$ 139,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 846,774	$ 742,020
Loan payable to related party (Note 3)	357,674	362,403
Income taxes payable (Note 4)		31,113
Loan payable (Note 8)	100,000
TOTAL CURRENT LIABILITIES	1,304,448	1,135,536
Stockholders' Equity
Capital Stock
Issued and outstanding: 34,899,533 common shares (2005:30,915,354 shares) par value @0.001 per share	34,179	30,915
Additional paid in capital	1,138,567	419,947
	1,172,746	450,862
Retained earnings (Deficit)	(2,293,144)	(1,480,013)
Cumulative currency translation adjustments	(16,547)	33,098
TOTAL STOCKHOLDERS' EQUITY	(1,136,945)	(996,053)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$ 167,503	$ 139,483

See Notes to unaudited consolidated financial statements

Page - 4

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) Consolidated Statement of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,		Cumulative results of operations from May 27,2002 to June 30,
	2006	2005	2006	2005	2006
Sales	$ 149,916	$ 50,000	$ 251,123	$ 66,438	$ 378,150
Cost of Sales	98,645	37,824	107,894	60,747	228,809
Gross Profit	51,271	12,176	143,229	5,691	149,341
Debts Extinguished					139,871
Expenses
Administrative expenses	$ 642,468	$ 105,245	$ 951,678	$ 267,515	$ 2,717,845
Depreciation	686	293	1,372	366	3,616

TOTAL EXPENSES	643,154	105,538	953,050	267,881	2,721,461
Income From Operations	(591,883)	(93,362)	(809,821)	(262,190)	(2,432,249)
Other Income and (Expenses):
Interest income	217		311		311
Interest expense	(1,306)		(3,621)		(3,621)
TOTAL OTHER INCOME AND EXPENSES	(1,089)		(3,310)		(3,310)
Profit (Loss) Before Income Taxes	(592,972)	(93,362)	(813,131)	(262,190)	(2,435,559)
Income Taxes		(2,044)		(2,044)	(3,527)
Net Profit (Loss) for the Period	$ (592,972)	$ (95,406)	$ (813,131)	$ (264,234)	$ (2,439,086)
Net (loss) income attributable to common stockholders per common share:
Basic	(0.017)	(0.003)	(0.023)	(0.009)
Diluted	(0.017)	(0.003)	(0.023)	(0.009)
Weighted average number of common shares:
Basic	34,899,533	30,915,354	34,899,533	30,000,000
Diluted	34,899,533	30,915,354	34,899,533	30,000,000

See Notes to unaudited consolidated financial statements

Page - 5

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) Consolidated Statement of Cash Flows (Unaudited)
	For the six months ended June 30,		From Inception on May 27, 2002 Through June 30,
	2006	2005	2006
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (813,131)	$ (264,234)	$ (2,439,086)
Items not requiring use of cash:
Depreciation	1,372	366	3,616
Cumulative currency translation adjustment	(49,645)	25,893	(13,879)
Impairement of intangible assets			880,534
Debts extinguished			(139,871)
Changes in non-cash working capital items
Accounts receivable and value added tax	50,754	(3,490)	(17,366)
Inventory	(51,844)		(63,896)
Funds in Trust		198,565
Prepaid expenses	20,000
Accounts payable	104,754	227,907	763,162
Income tax payable	(31,113)	(876)	(88,136)
Cash provided by (used for) operating activities	(768,853)	184,131	(1,114,922)
Investing Activities
Property and equipment	(1,599)	(2,414)	(7,586)
Intangible assets	(11,795)	(320,552)	(674,494)
Cash used for investing purposes	(13,394)	(322,966)	(682,080)
Financing Activities
Capital stock	721,884		1,178,264
Loans payable	100,000		100,000
Loan from related parties	(4,729)	109,124	496,621
Cash provided by financing activities	817,155	109,124	1,774,885
Cash increase (decrease) during the period	34,908	(29,711)	(22,117)
Cash, balance of subsidiary at date of acquisition			78,088
Cash, Beginning of period	21,063	31,405	0
Cash, End of period	$ 55,971	$ 1,694	$ 55,971

See Notes to unaudited consolidated financial statements

Page - 6

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $2,439,086 since inception and has a working capital deficiency of $1,153,233 as at June 30, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated interim financial information as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2006, and consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2006 and 2005, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Page - 7

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

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

Compensated absences

Employees of the Company are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. All liabilities have been recorded in the accompanying financial statements.

Page - 8

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

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

Disclosure about fair value of financial instruments

The Company has financial instruments held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash is not collateralized. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Comprehensive Income

The Company has no items that represent other comprehensive income.

Page - 9

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123. "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award ? the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.

The Company implemented SFAS 123R in the first quarter of 2006 in which 300,000 options were issued to employees and consultants. The expense for options granted in the first quarter of 2006 is immaterial and cannot be determined at this time due to the uncertainty of the Company's stock price, the related Black-Scholes fair value and the timing of future grants.

Page - 10

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

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

Financial Instruments

The carrying value of cash, accounts receivable and current liabilities, approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are significantly exposed to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Page - 11

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

Note 3.   RELATED PARTY TRANSACTIONS

There is an amount of $357,674 payable to related parties of the subsidiary at June 30, 2006 are as follows:

	June 30	December 31
	2006	2005
Loans and advances from a director and officer	$326,182	$120,000
Directors' fees payable to a director		12,000
Consulting fees paid to a director	31,492	108,000
Loans and advances from a director and officer		122,403
	$357,674	$362,403

Note 4.   INCOME TAXES

United States

The Company has losses carried forward to future years of $16,985 up to 2025. There are no current or deferred tax expenses for the six months ended June 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2006	2005
Deferred tax assets	$388,830	$5,775
Valuation allowance	$(388,830)	$(5,775)
Net deferred tax assets	$-	$-

Page - 12

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

2004 Deferred Tax Asset amended to nil by reason of the $ 50,000 debt being extinguished.

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended June 30, 2006 is as follows:

	Quarter Ended June 30
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

Note 5.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 6.   PROPERTY AND EQUIPMENT

	6/30/2006	12/31/2005
Cost	$8,480	$6,883
Accumulated depreciation	(3,986)	(2,616)
Net	$4,494	$4,267

Page - 13

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements June 30, 2006 (Expressed In U.S. Dollars)

Note 7.   INTANGIBLES

The wholly owned subsidiary company 2-Track Limited incurred costs of product in the development of hardware for the Starfish technology along with other software costs. It is the Company's policy that all research and development costs will be expensed as they are incurred.

Note 8.   NOTE PAYBALE

On February 22, 2006, a $100,000 loan at 5% interest was received without collateral from Octagon Investment SA, repayable in 10 monthly installments commencing February 2007, the 1st anniversary of the advance. During the term of the loan, the Company has the right to convert any outstanding balance into common shares at the market price of the shares at the date the funds were advanced.

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

2-Track's budget for the next twelve month period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Total aggregate cash requirement is now $ 3 million of which $ 0.6 million is expected to be met through operating gross profits, with the balance of $ 2.4 million required to be met from financing activities. During the first six month period of fiscal 2006, 2-Track realized $251,123 from operational revenues and $817,155 from financing activities. As a minimum, 2-Track expects to raise $ 3 million from debt/equity finance activities during the next 12 month period, and if less than $3 million was realized, its expenditures would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars (in 000)
All Payroll	$1,100
All Administrative Expenses	$ 800
Net Changes in Working Capital	$ 500
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$3,000
CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars
Less Gross Margin from Operations	$600
NET ANTICIPATED CASH REQUIREMENT	$2,400

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Page - 15

Technical Roll-Out

Barring unexpected occurrences, management either completed or anticipates the following schedule of roll-outs for 2-Track's family of products:

Condor iTrac (SIEMENS)	GPRS version with Siemens Module	October 2006
Condor Platinum	GPRS version with Multi function	November 2006
Condor mTrac	Quad band personal tracking system	September 2006
Condor Web version system	Full web based tracking software	September 2006
PRISMS	Working prototypes	November 2006

Business Development

The primary business development targets remaining in 2006 will be the development of new markets for the Condor FMS vehicle fleet management solution. With release of New GPRS based Condor i Trac Siemans in October we have already received orders from our distributor in Traktag in Nigeria as well as Africa. We may also target development in the USA and Middle Eastern countries as well.

2-Track will give a strong emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk. 2-Track already has been actively talking to clients in the Middle East and further discussions with companies for possible distribution agreements.

2-Track also intends to release the Condor m Trac, a state of art technology based on GSM and GPS system. It's sleek feature and long battery life would attract more up market clients. There are huge demands in personal tracking capabilities in those industries where people must work in hazardous places. 2-Track is now talking to b2wyless in UK for a possible European distribution agreement and talking to existing customers.

PRISMS is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner. Since May 2005, 2-Track has been also sitting on an advisory board of the Korean Ministry of Commerce, Industry and Energy to advise on Government decisions on a Container tracking solution for a Korean shipping company. 2-Track intends to do the trial with a major shipping company before the end of the year.

Page - 16

Results of Operation

From inception until the Exchange Transaction on November 30, 2004, 2-Track's predecessor, ECPV Ventures, Inc.'s ("ECPV") business involved the exploration of certain mining property to determine if further development was justified. Consequently, ECPV had not generated any revenues from inception to the closing of the Exchange Transaction on November 30, 2004. As a result of the Exchange Transaction, 2-Track (formerly ECPV) is no longer in the mining business and is now engaged in asset tracking and security technologies.

Three-Month Period Ended June 30, 2006 versus 2005

During the quarter ended June 30, 2006, we had revenues of $149,916 compared to $50,000 for the same quarter of 2005. The increased revenue was due primarily to sales by 2-Track's wholly-owned subsidiary 2-Track Ltd., of our software technology. Cost of sales increased to $98,645 compared to $37,824 for the quarter ended June 30, 2005. The increase in cost of sales was due to the increase in products sold during the quarter ended June 30, 2006. Gross profits were $51,271 compared to $12,176 for the same quarter of 2005.
General and administrative expenses increased substantially from $105,245 for the quarter ended June 30, 2005 to $642,468 for the quarter ended June 30, 2006. This increase was due to the fact that 2-Track recorded in each quarter one-fourth of the stock bonus for accepting directorship by a director, salary to the CEO and president and consulting fees for professional services which were not incurred in the same quarter in period ended June 30, 2005. The Company paid $52,544 of wages and salaries and $3,000 of director's fees during the quarter ended June 30, 2006. Professionals and consulting fees were $86,940 for the quarter. We also incurred interest expense of $1,306 compared to no such expense during the same quarter of 2005.
We incurred a net loss of $592,972 for the quarter ended June 30, 2006 compared to a net loss of $95,406 for the same quarter in 2005. The larger loss during the quarter ended June 30, 2006 reflect the significant increase in administrative expenses as we attempt to grow our business. These larger expenses were only partially offset by the increase in revenue for the quarter.

Six-Month Period Ended June 30, 2006 versus 2005

Revenues of 2-Track increased by $184,685 to $251,123 for the six months ended June 30, 2006 from $66,438 of revenue realized for the six months ended June 30, 2005. 60% of the revenues were generated in the second quarter. Cost of goods sold was $107,894 for the six months ended June 30, 2006 compared to $60,747 of cost of goods sold for the same period ended June 30, 2005. The increase relates directly to the increased sales by 2-Track's business during the first six months of 2006. During the first six months of 2006, the major portion of the sales were derived from the sales of our software products which contributed to a substantial increase in gross margin.
Operating expenses increased substantially to $951,678 for the six months ended June 30, 2006 from $267,515 for the same period ended June 30, 2005. The increase is due to increased operating expenses associated with 2-Track's increased levels of business and product development activities. In particular, 2-Track recorded in each quarter one-fourth of the stock bonus for accepting directorship by a director, salary to the CEO and president and consulting fees for professional services which were not incurred in the same six month period ended June 30, 2005. During the first six months of 2006, the Company paid $116,320 of wages and salaries and $6,000 of director's fees. In addition, 1,440,000 shares of restricted stock, vesting in January, 2007, were given to a director as a bonus for accepting a directorship. Research and development costs of $262,286 were expensed. Professional and consulting fees during the first six months of 2006 were $129,823 compared to $100,417 for the same period in 2005. The net loss for the six months ended June 30, 2006 was $813,131 compared to a net loss of $264,234 recorded for the six months ended June 30, 2005.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2006, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Page - 17

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of June 30, 2006, 2-Track had an accumulated deficit of $2,293,144. At June 30, 2006, 2-Track had cash and cash equivalents of $55,971 and working capital deficit of $1,153,233. With this deficit, 2-Track will require additional debt or equity capital to cover its expanded business plan and growth, and the repayment of debt obligations. During the first six months of 2006 we raised additional capital of $721,884 through the sale of stock and received $100,000 in loan proceeds from a related a third party lender. During the quarter ended June 30, 2006, 2-Track repaid $4,729 to related parties who previously lent money to the Company.

2-Track hopes to secure a minimum of $3 million in additional working capital during the current year to fund its basic business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to 2-Track's limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations. There is no written agreement or contractual obligation which would require 2-Track's past funding sources to fund 2-Track's future operations up to certain amounts or indeed continue to finance 2-Track's operations at all. Although 2-Track believes that current and/or future investors will continue to fund 2-Track's expenses, there is no assurance that such investors will continue to fund 2-Track's ongoing operations or the terms upon which such investments will be made.

As of June 30, 2006, 2-Track's principal commitments include a lease commitment for one year at approximately $3,800 per month for 2-Track's corporate offices in London.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, the Company sold 2,544,179 shares of restricted common stock at $0.10 - $0.15 per share for aggregate proceeds of $102,000. The issuance of stock was made without any public solicitation to four investors who acquired the shares for investment purposes only. The individuals had access to complete information about 2-Track and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"). These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and bear a legend stating the restrictions on resale.

During the quarter ended June 30, 2006, the Company issued 1,587,419 shares of restricted common stock at $0.20 per share to three consultants in payment for unpaid compensation of $317,484. The issuance of the shares was made without any public solicitation and were acquired for investment purposes. The individuals had access to complete information about the Company and were deemed capable of evaluating the merits and risks of this investment. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates bear a legend stating the restrictions on resale.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURIT HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

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

                                                                                        2-Track Global, Inc.

Date: August 14, 2006                                                /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Date: August 14, 2006                                                /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Page - 21