Form 10QSB
period 2006-09-30
2-Track Global, Inc.
filed 2006-11-17
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of September 30, 2006 was 36,139,533.

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Note: This filing is subject to completion of a SAS No. 100 review by 2-Track Global Inc.'s independent accountants.

Page - 1

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005 (Unaudited)	4
Consolidated Statement of Operations for the Three and Nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006 (Unaudited)	5
Consolidated Statement of Cash Flows for the Nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006 (Unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

Page - 3

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) Consolidated Balance Sheet (Unaudited)
ASSETS	September 30, 2006	December 31, 2005
Current Assets
Cash	$ 7,610	$ 21,063
Accounts receivable	30,782	82,101
Inventory	50,612	12,052
Prepaid expense	0	20,000
TOTAL CURRENT ASSETS	89,004	135,216
Fixed assets (Note 6)	8,657	4,267
Intangible Assets (Note 7)	20,917
TOTAL ASSETS	$ 118,578	$ 139,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 921,373	$ 742,020
Loan payable to related party (Note 3)	540,629	362,403
Income taxes payable (Note 4)		31,113
Loan payable (Note 8)	100,000
TOTAL CURRENT LIABILITIES	1,562,002	1,135,536
Stockholders' Equity
Capital Stock
Issued and outstanding: 36,139,533 common shares (2005: 30,915,354 common shares) par value @ 0.001	36,139	30,915
Additional paid in capital	1,607,807	419,947
	1,643,946	450,862
Retained earnings (Deficit)	(3,064,245)	(1,480,013)
Cumulative currency translation adjustments	(23,125)	33,098
TOTAL STOCKHOLDERS' EQUITY	(1,443,424)	(996,053)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$ 118,578	$ 139,483

See accompanying notes

Page - 4

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) Consolidated Statement of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,		Cumulative results of operations from May 27, 2002 to September 30,
	2006	2005	2006	2005	2006
Sales	$ 51,727	$ 61,271	$ 302,850	$ 127,709	$ 429,877
Cost of Sales	23,341	52,201	131,235	112,948	252,150
Gross Profit	28,386	9,070	171,615	14,761	177,727
Debts Extinguished					139,871
Expenses
Administrative expenses	$ 797,082	$ 102,614	$ 1,748,760	$ 370,129	$ 3,514,927
Depreciation	1,122	293	2,494	659	4,738

TOTAL EXPENSES	798,204	102,907	1,751,254	370,788	3,519,665
Income From Operations	(769,818)	(93,837)	(1,579,639)	(356,027)	(3,202,067)
Other Income and (Expenses):
Interest income	64		375		375
Interest expense	(1,347)		(4,968)		(4,968)
TOTAL OTHER INCOME AND EXPENSES	(1,283)		(4,593)		(4,593)
Profit (Loss) Before Income Taxes	(771,101)	(93,837)	(1,584,232)	(356,027)	(3,206,660)
Income Taxes				(2,044)	(3,527)
Net Profit (Loss) for the Period	$ (771,101)	$ (93,837)	$ (1,584,232)	$ (358,071)	$ (3,210,187)
Net (loss) income attributable to common stockholders per common share:
Basic	($ 0.021)	($ 0.003)	($ 0.044)	($ 0.012)
Diluted	($ 0.021)	($ 0.003)	($ 0.044)	($ 0.012)
Weighted average number of common shares:
Basic	36,139,533	30,915,354	34,899,533	30,000,000
Diluted	36,139,533	30,915,354	34,899,533	30,000,000

See accompanying notes

Page - 5

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) Consolidated Statement of Cash Flows (Unaudited)
	For the nine months ended September 30,		From Inception on May 27, 2002 Through Sep. 30,
	2006	2005	2006
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$ (1,584,232)	$ (358,071)	$ (3,210,187)
Items not requiring use of cash:
Depreciation	2,494	659	4,738
Cumulative currency translation adjustment	(56,223)	29,822	(20,457)
Impairement of intangible assets			880,534
Debts extinguished			(139,871)
Changes in non-cash working capital items
Accounts receivable and value added tax	51,319	(24,617)	(16,801)
Inventory	(38,560)		(50,612)
Funds in Trust		198,565
Prepaid expenses	20,000
Accounts payable	179,353	511,609	837,761
Income tax payable	(31,113)	(876)	(88,136)
Cash provided by (used for) operating activities	(1,456,962)	357,091	(1,803,031)
Investing Activities
Property and equipment	(6,884)	(2,414)	(12,871)
Intangible assets	(20,917)	(465,891)	(683,616)
Cash used for investing purposes	(27,801)	(468,305)	(696,487)
Financing Activities
Capital stock	1,193,084		1,649,464
Loans payable	100,000		100,000
Loan from related parties	178,226	113,374	679,576
Cash provided by financing activities	1,471,310	113,374	2,429,040
Cash increase (decrease) during the period	(13,453)	2,160	(70,478)
Cash, balance of subsidiary at date of acquisition			78,088
Cash, Beginning of period	21,063	31,405	0
Cash, End of period	$ 7,610	$ 33,565	$ 7,610

See accompanying notes

Page - 6

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $3,210,187 since inception and has a working capital deficiency of $1,472,998 as at September 30, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated interim financial information as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of September 30, 2006, and consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2006 and 2005, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.As of December 31, 2005, the Company had losses carried forward to future years of $21,050 up to 2025. There are no current or deferred tax expenses for the nine months ended September 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

Page - 7

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

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

Disclosure about fair value of financial instruments

The Company has financial instruments held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2006 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of credit risk

Page - 8

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers'Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation

Page - 9

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.

The Company implemented SFAS 123(R) in the first quarter of 2006 in which 300,000 options were issued to employees and consultants. The expense for options granted in the first quarter of 2006 is immaterial and cannot be determined at this time due to the uncertainty of the Company's stock price, the related Black-Scholes fair value and the timing of future grants.

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

Note 3.   RELATED PARTY TRANSACTIONS

There is an amount of $540,629 payable to related parties of the subsidiary at September 30, 2006 are as follows:

	September 30	December 31
	2006	2005
Unpaid compensation to a director and officer	$90,000	$120,000
Directors' fees payable to a director	9,000	12,000
Consulting fees paid to a director	81,000	108,000
Loans and advances from a director and officer	360,629	122,403
	$540,629	$362,403

Page - 10

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

Note 4.   INCOME TAXES

United States

As of December 31, 2005, the Company had losses carried forward to future years of $21,050 up to 2025. There are no current or deferred tax expenses for the nine months ended September 30, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2006	2005
Deferred tax assets	$898,837	$5,775
Valuation allowance	$(898,837)	$(5,775)
Net deferred tax assets	$-	$-

2004 Deferred Tax Asset amounted to nil by reason of the $50,000 debt being extinguished.
A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended September 30, 2006 is as follows:

	Quarter Ended September 30,
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

Note 5.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Page - 11

2-TRACK GLOBAL, INC. (FORMERLY NAMED ECP VENTURES, INC.) (A Nevada Corporation) Notes to Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

Note 6.   PROPERTY AND EQUIPMENT

	9/30/2006	12/31/2005
Cost	$13,767	$6,883
Accumulated depreciation	(5,110)	(2,616)
Net	$8,657	$4,267

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

Page - 12

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

2-Track's budget for the next twelve month period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Though 2-Track expected to raise $3 million at the beginning of the fiscal year 2006, the Company raised only $1.47 million as of September 30, 2006. Due to this shortfall, 2-Track had to curtail expenses including hiring sales people and R&D staff member. Total aggregate cash requirement is now $3.1 million of which $0.6 million is expected to be met through operating gross profits, with the balance of $2.5 million required to be met from financing activities. During the first nine month period of fiscal 2006, 2-Track realized $302,850 from operational revenues and $1,471,310 from financing activities.

As a minimum, 2-Track expects to raise $3 million from debt/equity finance activities during the next 12 month period. 2-Track has been in discussion with several financial consultants and potential investors to secure either capital or loans from investors.I If less than $3 million will be realized, its expenditures would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars
All Payroll	$1,100,000
All Administrative Expenses	$ 800,000
Net Changes in Working Capital	$ 600,000
All Capital Expenditure	$ 500,000
All Finance Charges	$ 100,000
GROSS ANTICIPATED CASH REQUIREMENT	$3,100,000

Page - 13

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars
Less Gross Margin from Operations	$600,000
NET ANTICIPATED CASH REQUIREMENT	$2,500,000

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected occurrences, management either completed or anticipates the following schedule of roll-outs for 2-Track's family of products:

Condor iTrac (SIEMENS)	GPRS version with Siemens Module	October 2006
Condor Platinum	GPRS version with Multi function	January 2007
Condor mTrac	Quad band personal tracking system	October 2006
Condor Web version system	Full web based tracking software	October 2006
PRISMS	Working prototypes	January 2007
Condor PDA	PDA based vehicle tracking and asset management system

Business Development

The primary business development targets remaining in 2006 will be the development of new markets for the Condor FMS vehicle fleet management solution. With release of New GPRS based Condor i Trac Siemans in October we have already received orders from our distributor in Traktag in Nigeria as well as Africa. We are also getting orders from US & Middle East market..

2-Track will give a strong emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk. 2-Track already has been actively talking to clients in the Middle East and further discussions with companies for possible distribution agreements.2-Track is also talking to Navtech for a map distribution contract which will allow 2-Track to explore any market where Navtech data are covered. Navtech is located in Netherland and provides worldwide maps and mapping services. Navtech is currently a main supplier of BMW and Thales.

2-Track also intends to release the Condor m Trac, a state of art technology based on GSM and GPS system. It's sleek feature and long battery life would attract more upper market clients. 2 Track is negotiating a contract with a major US investment bank to build part of their security system by using our products and expects to appoint the first European distributor in Holland.

PRISMS is expected to be demonstrated in a commercial environment towards the early 2007 with major carrier partner. Since May 2005, 2-Track has been also sitting on an advisory board of the Korean Ministry of Commerce, Industry and Energy to advise on Government decisions

Page - 14

on a Container tracking solution for a Korean shipping company. 2-Track intends to do the trial with a major shipping company before the end of the year.

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

Three-Month Period Ended September 30, 2006 versus 2005

During the quarter ended September 30, 2006, we had revenues of $51,727 compared to $61,271 for the same quarter of 2005. The decreased revenue was due to the fact that some of the anticipated sales were not realized in the third quarter of 2006 but deferred . Cost of sales decreased to $23,341 compared to $52,201 for the quarter ended September 30, 2005. The decrease in cost of sales was due to lower production costs of products sold in the 3rd quarter of 2006. Gross profits were $28,386 compared to $9,070 for the same quarter of 2005. due to the disproportionate decrease in cost of sales compared to sales revenue.

General and administrative expenses increased substantially from $102,614 for the quarter ended September 30, 2005 to $797,082 for the quarter ended September 30, 2006. This increase was due to the facts that 2-Track recorded in each quarter one-fourth of the stock bonus for accepting directorship by a director, salary to the CEO and president and consulting fees for professional services which were not incurred in the same quarter in period ended September 30, 2005. On September 1, 2006, The Company issued 1.6 million shares to Hartsmoor Consultancy in respect of consultancy services that were provided to the company and expensed $320,000 for these services in the third quarter of 2006. These services included but were not limited to investor relations, customer relations, business planning, financial forecasting and development of strategic relationships. The Company paid $56,567 of wages and salaries and $3,000 of director's fees during the quarter ended September 30, 2006. Professionals and consulting fees were $80,539 for the quarter. We also incurred interest expense of $1,347 compared to no such expense during the same quarter of 2005.

We incurred a net loss of $771,101 for the quarter ended September 30, 2006 compared to a net loss of $93,387 for the same quarter in 2005. The larger loss during the quarter ended September 30, 2006 reflects the significant increase in administrative expenses as we attempt to grow our business.

Page - 15

Nine-Month Period Ended September 30, 2006 versus 2005

Revenues of 2-Track increased by $175,141 to $302,850 for the nine months ended September 30, 2006 from $127,709 of revenue realized for the nine months ended September 30, 2005. Cost of goods sold was $131,235 for the nine months ended September 30, 2006 compared to $112,948 of cost of goods sold for the same period ended September 30, 2005. The increase in cost of sales relates directly to the increased sales by 2-Track's business during the first nine months of 2006 and the fact that a major portion of the sales was derived from the sales of our software products which have a substantially higher gross margin.

Operating expenses increased substantially to $1,748,760 for the nine months ended September 30, 2006 from $370,129 for the same period ended September 30, 2005. The increase is due to increased operating expenses associated with 2-Track's increased levels of business and product development activities. In particular, 2-Track recorded in each quarter one-fourth of the stock bonus for accepting directorship by a director, salary to the CEO and president and consulting fees for professional services which were not incurred in the same nine month period ended September 30, 2005. On September 1, 2006, The Company issued 1.6 million shares to Hartsmoor Consultancy in respect of consultancy services that were provided to the company and expensed $320,000 for these services in third quarter of 2006. These services included but were not limited to investor relations, customer relations, business planning, financial forecasting and development of strategic relationships. During the first nine months of 2006, the Company paid $165,678 of wages and salaries and $9,000 of director's fees. In addition, 1,440,000 shares of restricted stock, vesting in January, 2007, were given to a director as a bonus for accepting a directorship. Research and development costs of $190,669 were expensed. Professional and consulting fees during the first nine months of 2006 were $236,961 compared to $119,287 for the same period in 2005. The net loss for the nine months ended September 30, 2006 was $1,584,232 compared to a net loss of $358,071 recorded for the nine months ended September30, 2005, resulting from the substantial increase in administrative expenses associated with our efforts to grow 2-Track's business and secure capital funding.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2006, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2006, 2-Track had an accumulated deficit of $3,064,245. At September 30, 2006, 2-Track had cash and cash equivalents of $7,610 and working capital deficit of $1,472,998. With this deficit, 2-Track will require additional debt or equity capital to cover its expanded business plan and growth, and the repayment of debt obligations. During the first nine months of 2006 we raised additional capital of $1,193,084 through the sale of stock and received $100,000 in loan proceeds from a related

Page - 16

third party lender. During the quarter ended September 30, 2006, 2-Track borrowed $178,226 from related parties. .

Although 2-Track hoped to secure a minimum of $3 million in additional working capital during the current year to fund its basic business development and growth, it actually realized $1.47 million as of September 30, 2006. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

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

As of September 30, 2006, 2-Track's principal commitments include a lease commitment for one year at approximately $3,800 per month for 2-Track's corporate offices in London.

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

Page - 17

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in 2-Track's internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track's internal controls over financial reporting. Due to limited funds, 2-Track did not engage its independent accountants to review the financial reports contained in this 10-QSB.

Page - 18

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2006, The Company issued 1.6 million shares to Hartsmoor Consultancy in respect of consultancy services that were provided to the Company and expensed $320,000 for these services in third quarter of 2006. These services included but were not limited to investor relations, customer relations, business planning, financial forecasting and development of strategic relationships. All commercial relationships with the Company have now been concluded. The issuance of stock was made without any public solicitation. Hartsmoor had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of this transaction. The shares were offered and sold exclusively to an entity formed outside the United States and not deemed to be "U.S. persons" as that term is defined under Regulation S of the Securities Act of 1933(the "1933 Act"). The investor represented that it is purchasing such shares for its own account. Both the offer and the sale of the 2-Track shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined in Regulation S. The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing , such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act.

ITEM 6.    EXHIBITS

     (a) The following documents are filed as exhibits to this report:

         31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 17, 2006                                         2-TRACK GLOBAL, INC.

                                                                                        /s/

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer and
                                                                                         Chief Financial Officer

Page - 20