Form 10QSB/A
period 2006-09-30
2-Track Global, Inc.
filed 2006-12-22
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

Page - 1

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (the September 2006 Form 10-QSB/A) amends the quarterly report on Form 10-QSB of 2-Track Global, Inc. ("2-Track") for the quarter ended September 30, 2006 (the September 2006 Form 10-QSB), which was originally filed on November 17, 2006. This Amendment No. 1 to the September 2006 Form 10-QSB is being filed for the purpose of reflecting changes made as a result of the completion of the SAS No. 100 review by 2-Track's independent accountants by providing revised disclosure appearing in 2-Track's financial statements. This Form 10-QSB/A includes unchanged balance sheet, income statement with minor changes in cash flow statement. Also, it includes a reformatted Notes to the Financial statements.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, set forth in their entirety are Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis or Plan of Operation), and Item 6 (Exhibits).

As part of this amendment, 2-Track is also filing new certifications from its chief executive officer and chief financial officer (Exhibits 31.1, 31.2, and 32).

No attempt has been made in this Form 10-QSB/A to update other disclosures presented in the September 2006 Form 10-QSB. Consequently, except for the adjustments described above, this Amendment No. 1 to the September 2006 Form 10-QSB does not reflect events occurring after November 17, 2006, the date of the original filing of 2-Track's September 2006 Form 10-QSB, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this September 2006 Form 10-QSB/A should be read in conjunction with 2-Track's filings made with the SEC subsequent to the filing of the September 2006 Form 10-QSB.

Page - 2

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005 (Unaudited)	5
Consolidated Statement of Operations for the Three and Nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006 (Unaudited)	6
Consolidated Statement of Cash Flows for the Nine month periods ended September 30, 2006 and 2005 and the period from inception to September 30, 2006 (Unaudited)	7
Notes to Unaudited Consolidated Financial Statements	8

Page - 4

2-TRACK GLOBAL, INC. AND SUBSIDIARY Consolidated Balance Sheets (Expressed in US Dollars)
ASSETS	September 30, 2006	December 31, 2005
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 7,610	$ 21,063
Accounts receivable	30,782	82,101
Inventory	50,612	12,052
Prepaid expenses	-	20,000
TOTAL CURRENT ASSETS	89,004	135,216
Property and Equipment, net of accumulated depreciation of $5,110 and $2,616, respectively	8,657	4,267
Intangible Assets	20,917	-
TOTAL ASSETS	$ 118,578	$ 139,483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 921,373	$ 742,020
Amounts due to related parties	540,629	362,403
Loan payable	100,000
Income taxes payable		31,113
TOTAL CURRENT LIABILITIES	1,562,002	1,135,536
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share;
authorized: 75,000,000 shares issued and outstnading 36,139,533 and 30,915,354 shares, respectively	36,140	30,915
Additional paid in capital	1,607,806	419,947
Retained earnings (deficit)	(3,064,245)	(1,480,013)
Accumulated other comprehensive income (loss)	(23,125)	33,098
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(1,443,424)	(996,053)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 118,578	$ 139,483

See notes to unaudited consolidated financial statements.

Page - 5

2-TRACK GLOBAL, INC. AND SUBSIDIARY Consolidated Statement of Operations (Expressed in US Dollars)
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$ 51,727	$ 61,271	$ 302,850	$ 127,709
Cost of Sales	23,341	52,201	131,235	112,948
Gross Profit	28,386	9,070	171,615	14,761
Operating Expenses
Selling, general and administrative	$ 797,082	$ 102,614	$ 1,748,760	$ 370,129
Depreciation	1,122	293	2,494	659

TOTAL OPERATING EXPENSES	798,204	102,907	1,751,254	370,788
Income (Loss) From Operations	(769,818)	(93,837)	(1,579,639)	(356,027)
Other Income (Expenses):
Interest income	64	-	375	-
Interest expense	(1,347)	-	(4,968)	-
Income (Loss) before Income Taxes	(771,101)	(93,837)	(1,584,232)	(356,027)
Income Taxes	-	-	-	(2,044)
Net Income (Loss)	$ (771,101)	$ (93,837)	$ (1,584,232)	$ (358,071)
Net loss per share
Basic and diluted	($ 0.02)	($ 0.00)	($ 0.05)	($ 0.01)
Weighted average number of common shares used to compute net loss per share:
Basic and diluted	35,421,273	30,000,000	33,741,692	30,000,000

See notes to unaudited consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBSIDIARY Consolidated Statement of Cash Flows (Expressed in US Dollars)
	For the nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$ (1,584,232)	$ (358,071)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	2,494	659
Foreign currency translation adjustment	(56,223)	29,822
Stock-based compensation	775,600	-
Changes in operating assets and liabilities:
Accounts receivable and accrued expenses payable	51,319	(24,617)
Inventory	(38,560)
Funds in Trust	-	198,565
Prepaid expenses	20,000	-
Accounts payable and accrued expenses payable	376,837	511,609
Income taxes payable	(31,113)	(876)
Net cash provided by (used for) operating activities	(483,878)	357,091
Cash Flows from Investing Activities
Property and equipment additions	(6,884)	(2,414)
Intangible assets additions	(20,917)	(465,891)
Net cash provided by (used for) investing activities	(27,801)	(468,305)
Cash Flows from Financing Activities
Proceeds from sales of common stock	100,000	-
Proceeds from loan payable	100,000	-
Increase in amounts due to related parties	298,226	113,374
Net cash provided by (used for) financing activities	498,226	113,374
Increase (decrease) in cash and cash equivalents	(13,453)	2,160
Cash and cash equivalents, beginning of period	21,063	31,405
Cash and cash equivalents, end of period	$ 7,610	$ 33,565
Supplemented disclosures of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ 31,113	$ 2,920

See notes to unaudited consolidated financial statements.

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

Note 1.   NATURE AND CONTINUANCE OF OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the statement of Nevada on March 12, 2002 under the name ECP Ventures, Inc.. From March 12, 2002 (Inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

In December 2004, TOTG effectuated a 4 for 1 forward stock split. All shares and per share amounts have been retroactively adjusted to reflect the stock split.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed in October 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction).

Limited sells computer applications primarily used by customers for vessel and vehicle fleet management.

Note 2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF TOTG and Limited (collectively, the "Company")

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

Note 3.   INTANGIBLE ASSETS

At September 30, 2006, intangible assets of $20,917 represent filing and other costs associated with patents relating to the Company's Positional Real-time Integrity and Status Monitoring System ("PRISMS"). The patent costs will be amortized over the expected useful economic life

Page - 8

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

of the patents of 10 years, commencing upon introduction of the related products expected in July 2007.

Estimated patent amortization expense for each of the Company's five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $1,046, $2,092, $2,092, $2,092 and $2,092, respectively.

Note 4.   AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of:

	September 30	December 31
	2006	2005
Unpaid compensation to a director and officer	$90,000	$120,000
Directors' fees payable to a director	9,000	12,000
Consulting fees paid to a director	81,000	108,000
Loans and advances from a director and a director and officer, non-interest bearing, due on demand	360,629	122,403
	$540,629	$362,403

Note 5.   LOAN PAYABLE

On February 22, 2006, a $100,000 loan at 5% interest was received without collateral from Octagon Investment SA, repayable in 10 monthly installments commencing February 22, 2007. During the term of the loan, Octagon has the right to convert any outstanding balance into common shares at a piece of $0.39 per share, the market price of the shares at the date the funds were advanced.

Note 6.   INCOME TAXES

As at September 30, 2006, the Company has net operating loss carry forwards that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined by management as more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Page - 9

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements September 30, 2006 (Expressed In U.S. Dollars)

Note 7.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 8.   STOCKHOLDERS' EQUITY

In January 2006, the Company adopted a stock incentive plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.
The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years. On January 17, 2006, the Company issued 1,440,000 shares of common stock to Jaemoon Hyun for accepting a position as Director of the Company. This stock grant was valued at a total of $604,800 and is being charged to operations (and credited to additional paid-in capital) in the amount of $50,400 per month over the 12 month service period.

On September 24, 2006, the Company sold a total of 810,000 shares of common stock to 2 investors for a total of $80,000. On May 1, 2006, the Company sold 133,330 shares of common stock to another investor for $20,000 and issued 13,330 shares of common stock (valued at $2,000) to the introducing party. On May 25, 2006, the Company issued a total of 1,587,419 shares of common stock (600,000 shares to a director and 987,419 shares to two other creditors) in satisfaction of $120,000 due to related parties and $197,484 accounts payable and occured expenses payable.

On September 1, 2006, the Company issued 1,600,000 shares to a consultant for services rendered. This stock grant was valued at $320,000 and was charged to operations in the three months ended September 30, 2006.

Page - 10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB/A includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like 2-Track "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from 2-Track's expressed expectations because of risks and uncertainties about the future. 2-Track does not undertake to update the information in this Form 10-QSB/A if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of 2-Track's business are discussed throughout this Form 10-QSB/A and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. 2-Track's plan of operation during the next twelve months is set forth below.

2-Track's budget for the next twelve month period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Total aggregate cash requirement is now $ 3.1 million of which $ 0.6 million is expected to be met through operating gross profits, with the balance of $ 2.5 million required to be met from financing activities. During the first nine month period of fiscal 2006, 2-Track realized $302,850 from operational revenues and $1,471,310 from financing activities.

As a minimum, 2-Track expects to raise $ 3 million from debt/equity finance activities during the next 12 month period, and if less than $3 million was realized, its expenditures would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars
All Payroll	$1,100,000
All Administrative Expenses	$ 800,000
Net Changes in Working Capital	$ 600,000
All Capital Expenditure	$ 500,000
All Finance Charges	$ 100,000
GROSS ANTICIPATED CASH REQUIREMENT	$3,100,000
Less Gross Margin from Operations	$600,000
NET ANTICIPATED CASH FROM FINANCING	$2,500,000

Page - 11

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

2-Track will give a strong emphasis on developing emerging markets in Africa, the Middle East and other geographies characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk. 2-Track already has been actively talking to clients in the Middle East and further discussions with companies for possible distribution agreements.2 Track is also talking to Navtech for map distribution contract which will allow 2 Track to explore any market where Navtech data are covered. Navtech is currently main supplier of BMW and Thales.

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

Page - 12

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

Three-Month Period Ended September 30, 2006 versus 2005

During the quarter ended September 30, 2006, we had revenues of $51,727 compared to $61,271 for the same quarter of 2005. The decreased revenue was due to the fact that some of the anticipated sales were not realized in the third quarter but deferred . Cost of sales decreased to $23,341 compared to $52,201 for the quarter ended September 30, 2005. The decrease in cost of sales was due to the decrease in products sold during the quarter ended September 30, 2006. Gross profits were $28,386 compared to $9,070 for the same quarter of 2005.

General and administrative expenses increased substantially from $102,614 for the quarter ended September 30, 2005 to $797,082 for the quarter ended September 30, 2006. This increase was due to the facts that 2-Track recorded in each quarter one-fourth of the stock bonus for accepting directorship by a director, salary to the CEO and president and consulting fees for professional services which were not incurred in the same quarter in period ended September 30, 2005. In addition, the Company paid $320,000 to Hartsmoor Consultancy by issuing 1.6 million shares of restricted stocks in respect of consultancy services that were provided to the company. These services included but were not limited to investor relations, customer relations, business planning, financial forecasting and development of strategic relationships. The Company paid $56,567 of wages and salaries and $3,000 of director's fees during the quarter ended September 30, 2006. Professionals and consulting fees were $80,539 for the quarter. We also incurred interest expense of $1,347 compared to no such expense during the same quarter of 2005.

We incurred a net loss of $771,101 for the quarter ended September 30, 2006 compared to a net loss of $93,387 for the same quarter in 2005. The larger loss during the quarter ended September 30, 2006 reflects the significant increase in administrative expenses as we attempt to grow our business.

Nine-Month Period Ended September 30, 2006 versus 2005

Revenues of 2-Track increased by $175,141 to $302,850 for the nine months ended September 30, 2006 from $127,709 of revenue realized for the six months ended September 30, 2005. Cost of goods sold was $131,235 for the nine months ended September 30, 2006 compared to $112,948 of cost of goods sold for the same period ended September 30, 2005. The increase relates directly to the increased sales by 2-Track's business during the first nine months of 2006.

Page - 13

During the first nine months of 2006, the major portion of the sales was derived from the sales of our software products which contributed to a substantial increase in gross margin.

Operating expenses increased substantially to $1,748,760 for the nine months ended September 30, 2006 from $370,129 for the same period ended September 30, 2005. The increase is due to increased operating expenses associated with 2-Track's increased levels of business and product development activities. In particular, 2-Track recorded in each quarter one-fourth of the stock bonus for accepting directorship by a director, salary to the CEO and president and consulting fees for professional services which were not incurred in the same nine month period ended September 30, 2005. On September 1, 2006, the Company paid $320,000 to Hartsmoor Consultancy by issuing 1.6 million shares of restricted stocks in respect of consultancy services that were provided to the company. These services included but were not limited to investor relations, customer relations, business planning, financial forecasting and development of strategic relationships. During the first nine months of 2006, the Company paid $165,678 of wages and salaries and $9,000 of director's fees. In addition, 1,440,000 shares of restricted stock, vesting in January, 2007, were given to a director as a bonus for accepting a directorship. Research and development costs of $190,669 were expensed. Professional and consulting fees during the first nine months of 2006 were $236,961 compared to $119,287 for the same period in 2005. The net loss for the nine months ended September 30, 2006 was $1,584,232 compared to a net loss of $358,071 recorded for the nine months ended September30, 2005.

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

Page - 14

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

Page - 15

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

Page - 16

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

     (a) The following documents are filed as exhibits to this report:

         31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Page - 17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 22, 2006                                          2-TRACK GLOBAL, INC.

                                                                                        /s/

                                                                                        Woosun Jung
                                                                                        Chief Executive Officer

Dated:  December 22, 2006                                          /s/

                                                                                        Woosun Jung
                                                                                        Chief Financial Officer

Page - 18