Form 10KSB
period 2006-12-31
2-Track Global, Inc.
filed 2007-04-17
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File Number 333-89208

2-TRACK GLOBAL, INC.

NEVADA	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)
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

Yes ____X____   No _________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year was approximately $414,600.

As of April 13, 2007, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $3,202,000 based upon the average price of $.10/share.

As of April 13, 2007, the Registrant had outstanding 35,577,513 shares of common stock.

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as "2-Track," the "Company" or "we" or "our") is a Nevada corporation which was originally incorporated as ECP Ventures, Inc. in the state of Nevada on March 12, 2002. We carry on our business through our wholly-owned subsidiary 2-Track Limited, a British corporation ("2-Track Limited"). 2-Track Limited is a UK-based company which was formed and started doing business in October 2002. 2-Track Limited's current business focuses on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

History

On November 30, 2004, ECP Ventures, Inc. (the "Company") entered into and consummated a Plan and Agreement of Reorganization between the Company and 2-Track Limited and certain stockholders of 2-Track Limited (the "Exchange Transaction"). Pursuant to the Exchange Transaction, the Company acquired all of the issued and outstanding shares of 2-Track Limited, a British corporation in exchange for shares of the common stock of the Company. As a result of the Exchange Transaction, 2-Track Limited became a wholly owned subsidiary of the Company and the Company changed its name to 2-Track Global, Inc. As a result of the Exchange Transaction, the business formerly conducted by 2-Track Limited became the primary business of the Company. The assets, liabilities and revenue and expenses of 2-Track Limited and the Company are reported on a consolidated basis for financial statement purposes.

Business

Our business plan focuses on four specific telematics business segments as well as radio frequency identification devices (RFID) - namely commercial fleet management applications for Vehicles, Marine, and Shipping Containers, as well as a consumer application for Leisure Marine & Exploration all of which have an inherent asset tracking and security capability. On RFID namely Active RFID, Dual Frequency RFID, and Passive RFID for Fire Exit personnel accountable system and Building access as well as asset management system, we are using both conventional as well as latest technology to meet customer requirement.

Technology Based Solutions

2-Track, through its wholly-owned subsidiary 2-Track Limited, owns the patent rights to PRISMS™ which stands for Positional Real-time Integrity and Status Monitoring System. This is logistics-oriented technology currently in development which combines a stand alone data capture and radio frequency identification (RFID) transmission device with a relay station for access to a low-earth satellite network. It is intended that PRISMS™ units will be applicable to

Page - 1

high volume freight transport assets such as containers enabling them to report intelligently via fixed and mobile intermodal transport infrastructure including ports/terminals, ships, trains and trucks. We have developed "pTrac" as well as more advance system called "mTrac" based on the PRISMS™ technology by developing a solution for tracking a company's personnel and assets.

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

Technology teaming partners include Korea Orbcomm - a low earth orbit satellite network operator, Muwon Corporation - a Korean container seal manufacturer, ME - a UK-based GSM enabled tracking unit supplier, ESRI (UK) - a leading GIS software and mapping company, and Ingecom - a Swiss based Active RFID specialist company

Vehicle Fleet Management – CONDOR FMS

We currently support a multi-functional tracking and status monitoring system for operators of both small and large vehicle fleets called Condor FMS. This system is presently offered on any Triband GSM Network for Worldwide haulage and vehicle rental markets.

In September 2006 we also launched our own General Packet Radio System (GPRS) version which will extend its tracking applications to worldwide customers.

The 2-Track Vehicle Fleet Management System (Condor FMS) performs a combination of management functions which can be handled simultaneously on a single PC, laptop and Internet. Our fleet management applications, currently available Worldwide include:

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

Page - 2

large customer base and potential, and (ii) a large security / monitoring need. This includes countries in Africa, the Middle East, South America and Asia, and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria) is appointed in Lagos, Nigeria and to date 6 copies of the Condor FMS software and some 800 units have been installed in a managed service environment at TrakTag, with specific adaptation of the software to work with Nigerian GIS mapping. Following successful launch with ALC (Abuja Leasing Company), we now have Bayelsa Government, Cross River Government, and Skye Bank as our clients in Nigeria and hope to rapidly expand in 2007 due to the launch of our own version of hardware.. Also, we intend to deliver internet based software solutions for the first time in Nigeria and first quarter of 2007. We have also delivered PDA based mobile data down load software.

We are also pursing a commercial partnership with prospects in the Middle East with emphasis on the GCC States and India.

In March 2007 we commercially launched our own personnel tracking system in CeBIT. mTrac which was originally developed for one of our clients, has been developed further for the general security market. It has SIEMEN's quadraband GSM module to work all around the world. It has 7days standby battery life and a GSM module to determine locations. Highly sophisticated hardware with customer programmable functions allows units to protect business people traveling in hazardous environments as well as for a single worker. We also have clients in Nigeria interested in protecting expatriates at oil and construction sites.

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

Page - 3

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

Our proprietary electronic seal (P-Seal) is also part of the PRISMS™ development family. This device is fitted to any container door and, once activated, will send a tamper-alert signal through any vessel or port-mounted relay if cut. It is intended that all P-Seals will be fully readable by all ISO standard RFID scanners and readers, giving the P-Seal expanded compatibility to work within non-PRISMS™ RFID networks and infrastructures.

The PRISMS™ solution is intended to provide operational security and monitoring of container movement and integrity across all normal intermodal transport modes, and can be deployed along side other personnel/based and management-based security systems. As a result, the PRISMS™ data can be routed directly to our fleet management control software which gives management complete visibility of their container fleet history and activity in real time.

The PRISMS™ technology will begin supply chain trials in mid 2007 and subject to successful testing on a variety of structured tradelane pathways and across multiple cargo types, will be phased in commercially commencing in the 3rd quarter of 2007. We have held early stage talks with two significant logistics players regarding partnering the PRISMS™ technology through the initial trials and talks are still on going.

Leisure Marine & Exploration

In addition to the commercial fleet management applications discussed above, we have also designed a consumer monitoring solution called Starfish based on PRISMS™ technology which is aimed at yachts, motorboats, off-road and explorer vehicles and similar one-off requirements of individuals or groups.

Starfish automatically reports latest position and other criteria being measured at a pre-determined interval to a virtual control center from where we offer web-based access to the data through a secure login procedure. The result is an automated solution for owners, friends or family to track remote assets such as boats, vehicles or groups.

Page - 4

Starfish can also be utilized by yacht race organizers and charter companies to manage multiple asset positions automatically at preset intervals to single website interface-giving graphical representations of entire fleet positions by key identifiers such as class, name, boat type etc.

Version 1 of the Starfish equipment is now finalized and has finished two successful land and sea based trials with a round the world yacht FKT (www.fkt.co.kr). Also, we are planning to launch next generation Starfish unit with Satellite and GSM hybrid version as well as a different LEO satellite version to offer clients more choices in the market. Starfish portal has been up and running and we are trying to provide our services to the entire marine industry including both the commercial and leisure markets.

In August, 2006, Saracom Co., Ltd. delivered the "Starfish" and we are now in on-going development of LEO & GSM hybrids as well as Iridium based version hardware. Also, by becoming a Navteq service provider, we will provide worldwide map solutions for all of our clients for worldwide tracking solutions.

RFID Solution

Active RFID

With its capability, we are developing a real time asset tracking system. Many businesses have high value assets kept in the office and venerable to theft. Our hardware, with simple installation and network capability, will allow clients to monitor and track assets 24/7. With enhanced software we plan to launch this product by July 2007.

Dual Frequency RFID

This latest state of the art RFID technology is based on a multi frequency format consisting with a 125 MHz and 6.8 GHz radio module. It was originally developed for fast moving object reading or non-battery powered semi active tag to get a long distance reading. Since September 11th most corporations in the US have set up business continuity departments in case of a disaster with a goal to find out how many people exit a building and through which exit. We use DF RFID to count the number of people. We are also integrating exiting access cards for continuous use as well as Smart cards for intranet security. We anticipate installing DF readers and cards by June 2007. Also, with a personnel accountable project we have been requested by a client to track their assets as well. After a trial in late March we received an order to do a corporation's entire asset tracking and monitoring system. In this project we are involved with CISCO as well as Honeywell.

Passive RFID

One of the fastest growing areas of the RFID business is in the passive RFID area and its use of UHF frequency to manage assets for many industry areas. 2-Track is also one of the key players in this area where we actively develop and sell solutions. With the latest i-PX fast reading protocol, we intend to start launching Passive RFID products in May 2007.

Page - 5

Further information regarding 2-Track and its business and technologies are available at www.2-track.com. The Company's executive offices will be co-located with its sole subsidiary, 2-Track Limited at 35 Argo House, Kilburn Park Road, London, UK, NW6 5LF. 2-Track's telephone number is 011-44-20-7644-0472.

Marketing

The primary long-term target market for PRISMS™ is the shipping container market which is driven by a combination of counter-terrorism security needs and data management needs in the supply chain. There are multiple players acting within the supply chain and PRISMS™ deliberately adopts many different configurations to optimize the specific data and security mix that applies to any given player.

Players include shippers (cargo owners), ocean carriers, intermodal transport operators and haulers, third party logistics companies (3PL), agents, as well as customs and port authorities.

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

The Leisure Marine market represents another opportunity for us to enter in that it can be served using the satellite components of PRISMS™ technology without any need for the RFM components. The unit, branded Starfish, will be sold in Europe, Australia and the US through a network of marine electronics dealers and other specialist outlets, and may also have applications for small commercial fleet vessels such as fishing boats.

  Approximate Global Markets:
  600,000 leisure craft 25-50' in EU (Starfish)
  450,000 leisure craft 25-50' in the US (Starfish)
  35,000 leisure craft 25-50' in Australasia (Starfish)
Page - 6

Our vehicle-based fleet management system (FMS) is in operation with a small number of vehicle rental companies. With the launch of tri-band GSM/GPRS Condor hardware, we can now actively supply and market our product worldwide.

The 2-Track FMS system was awarded its Thatcham Q Class certification - the UK industry-standard security rating from the leading vehicle testing and safety organization.

  Approximate Global Markets:
  UK - 11,000 Freight Transport Association members; 425,000 commercial vehicles
  EU - over 2 million commercial vehicles
  India, Pakistan, China, Middle East, Africa, and ASEAN - some of the world's fastest growing freight forwarding/road haulage industries with huge potential for satellite based systems.

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

On December 8, 2005, we entered into a marketing and distribution agreement with Hansworth ME LLC whereby Hansworth was appointed as marketing agent to promote and sell 2-Track's Condor FMS System in Middle Eastern markets. Hansworth introduced 2-Track to a Nigerian based company called Rockson and a Middle East based courier company called Aramax. We have done some ground work and we hope to obtain contracts with these companies this year.

To more effectively address our U.S. marketing and technology support efforts in January 2007, we formed 2-Track U.S.A. Inc. which is a new wholly-owned subsidiary of 2-Track Global, Inc., in the state of New York. The initial officer of this U.S. Corporation is Mike Jung who is CEO and President.

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

Page - 7

we are confident of making major inroads in these markets without the need for major marketing expense.

The container monitoring market is a highly attractive one because although it is still evolving, many analysts believe significant opportunities exist in the equipment and services market for both OEM and Aftermarket container monitoring solutions. For example, on October 13, 2006, President Bush signed the Port Security Bill into law. This law, among other things, requires enhanced security of cargo and US seaports to mitigate terrorist vulnerability. This new law and other US government policies and agreements of a set of internationally recognized technical standards will require enhanced container monitoring systems which 2-Track is currently developing.

Although small numbers of containers are presently monitored and tracked using RFID scanning technology at major transport nodes, we believe that the real opportunity lies in delivering cost effective end-to-end solutions across all transport modes - in real or near time - with additional data reporting capability such as internal status.

Although several different solutions have been developed for both supply chain management (SCM) data needs and container security needs, none has yet been successfully commercially exploited on a large scale. In reality it is likely that the "market" will not evolve into a single solution but into a small number of segments for different cargo and transport requirements - reflecting value, distance, complexity, risk of terrorism and other factors. We intend to target some but not all of these segments with its PRISMS™ technology, representing an estimated 30-40% of all global container traffic.

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

Government Controls and Regulations

PRISMS™ is a multi-format communications architecture under development which can be OEM installed during manufacture or retrofitted to any standard dry, refrigerated or specialized container unit to deliver clear operational benefits to both carriers and their clients (shippers) in complying with new regulations - as well as achieving clear economic benefits. The most immediate of these measures are the initiatives affecting the operations and management of international trade supply chains into and out of the US - predominantly:

  Container Security Initiative - A major strategic initiative launched in January 2002 by the US Customs and Border Patrol (CBP) to ensure that container security measurers are taken at the port of loading by selected US officials on high-risk cargo destined for the US.
Page - 8

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

Chapter 2 Amendments (Security Levels) This chapter applies to passenger ships and cargo ships of 500 gross tonnages and upwards, including high speed craft, mobile offshore drilling units and port facilities serving such ships engaged on international voyages. The ISPS Code amendments took effect on 1 July 2004. The Code contains detailed security-related requirements for Governments, port authorities and shipping companies in a mandatory section (Part A), together with a series of guidelines about how to meet these requirements in a second, non-mandatory section (Part B).

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

Page - 9

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

Research and Development Expenditures

During fiscal years 2006 and 2005, our subsidiary, 2-Track Limited spent approximately $521,062 and $663,000, respectively, on product research and development. It is expected that expenditures for research and development will increase in the current year as 2-Track looks to develop new end-user products and expand its marketing efforts We decided to write off all accumulated research and development expenses as of December 31, 2005 and expense any future research and development costs as they are incurred.

Employees

On December 31, 2006, we had 3 full-time employees and two Directors working at our London office. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be extremely good.

Factors Affecting Future Operating Results

We have incurred operating losses since inception but have generated substantially increased revenues during fiscal 2006. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and

Page - 10

the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a "going concern" qualification. In the independent accounting firm's opinion, our limited operating history and accumulated net deficit as of December 31, 2006, raise substantial doubt about our ability to continue as a going concern.

2-Track Limited is a start-up company and is in the process of fully implementing its business plan and technologies.2-Track Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. As a result of the Exchange Transaction, our business is now the same as 2-Track Limited which has only a limited operating history upon which an evaluation of its future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

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
  Our success in further developing an up market black box for US market as well as commercial industry. We also intend to partner with a major car manufacturer to develop and supply OEM telematics solutions;
  Our ability to increase consumer awareness of our products and services;
  Our ability to provide comprehensive solutions which satisfy current and future anti-terrorism government regulation applicable to national and international commerce.

The development and marketing of technology products requires significant amounts of capital. To date, both 2-Track and 2-Track Limited have relied on the sale of equity securities, loans, and limited sales to meet their operational and capital requirements. Because we have limited revenues, it will be necessary to fund our initial operations by selling additional equity or debt securities, secure lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products and technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into other corporate transactions would have a material adverse effect on our ability to achieve our intended business objectives.

Page - 11

Any future equity financing will result in dilution to current stockholders. Future debt financing will result in interest expense and the risk that we cannot repay such debt when due.

We are competing in the global tracking and monitoring market, a market characterized by intense competition from both established companies and start-up companies. Since the market demands both competitive prices and capabilities, our success depends in part on our ability to enhance existing products and introduce new technologies. This requires us to accurately predict future technology and pricing trends. Unexpected changes in technological standards, the rate of technology adoption, customer demand and pricing of competitive products could adversely affect our operating results if we are unable to respond effectively to such changes.

Our current manufacturing structure is particularly subject to various risks associated with its use of offshore contract manufacturers, including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect 2-Track's business and results of operations. The impact of these risks on our operations is difficult to measure, but the inability to alter our strategic marketing, or react properly to changing economic conditions could have an adverse effect on our financial position.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our office is located at 35 Argo House, Kilburn Park Road, London. We lease 800 sq. ft of office space at a monthly rental of about US$4,265.

Page - 12

We also employ a research and development sub-contractor located at #705 Jinmi Paragon, 13 Yeouido-dong, Yeongdeungpo-gu, Seoul, Korea, with a dedicated office and team for our technology developments. The office costs are approximately US $15,000 per month.

ITEM 3.    LEGAL PROCEEDINGS

In September 15, 2005, we had proceedings brought against us in the Allegheny County Court, Pennsylvania. The Claimant alleged that he had been the recipient of SPAM email sent by 2-Track. He claimed the sum of $28,000 plus damages and costs. We instructed lawyers locally in Pennsylvania and the Claimant was advised that we had never participated nor would we ever participate in the publication of SPAM email. The Claimant was provided with a copy of a third party report commissioned by us confirming that the SPAM email did not originate from our servers as had been alleged. However, so as to avoid the attendant costs of litigation the complaint was settled and discontinued with prejudice in the sum of $4,250. We considered this to be the most cost effective way of disposing of what was considered to be a nuisance claim only.

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

None during the fourth quarter of fiscal 2006.

Page - 13

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol "TOTG". In November 2006, we were notified by the NASDAQ that due to the fact that our quarterly reports on Form 10-QSB had not been reviewed by our independent accountants, our trading symbol would be changed to "TOTGE" to denote this reporting deficiency. Even though the new symbol became effective on December 1, 2006, it was changed back to TOTG on December 26, 2006 after filing an amended report. The following chart sets forth the known high and low price on a bid basis for our stock for each quarter during the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31, 2006	Low	High
Fourth Quarter	$ .05	$ .28
Third Quarter	.11	.21
Second Quarter	.13	.38
First Quarter	.19	.49
Year Ended December 31, 2005	Low	High
Fourth Quarter	$ .31	$ 1.33
Third Quarter	.18	.65
Second Quarter	.98	.18
First Quarter	.98	1.90

As of April 11, 2007, there were approximately 2,100 holders of record of our Common Stock. This amount does not include shares held in street name.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On January 31, 2006, the Board approved and stockholder's ratified an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Incentive Plan.

Page - 14

The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 90,150 options were granted to employees in 2006.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 209,850 options were granted in 2006.

We have issued only stock options pursuant to any equity compensation plans and no options were exercised in 2006.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, 2-Track issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "Securities Act").

On September 1, 2006, The Company issued 1.6 million shares to Hartsmoor Consultancy in respect of consultancy services that were provided to the Company and expensed $320,000 for these services. These services included but were not limited to investor relations, customer relations, business planning, financial forecasting and development of strategic relationships. All commercial relationships with the Company have now been concluded. The issuance of stock was made without any public solicitation. Hartsmoor had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of this transaction. The shares were offered and sold exclusively to an entity formed outside the United States and not deemed to be "U.S. persons" as that term is defined under Regulation S of the Securities Act of 1933 (the "Securities Act"). The investor represented that it is purchasing such shares for its own account. Both the offer and the sale of the 2-Track shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined in Regulation S. The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the Securities Act. The shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act.

On September 24, 2006, 2-Track issued 20,000 shares of restricted common stock for introduction of company to EM Electronics. The issuance of stock was made without any public solicitation to two investors who acquired the shares for investment purposes only. The individuals had access to complete information about 2-Track and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined by Rule 144 under the Securities Act and bear a

Page - 15

legend stating the restrictions on resale.

On April 24 and on May 1, 2006, 2-Track sold 954,740 shares of restricted common stock at $0.10-$0.15 per share for aggregate proceeds of $102,000. The issuance of stock was made without any public solicitation to four investors who acquired the shares for investment purposes only. The individuals had access to complete information about 2-Track and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined by Rule 144 under the Securities Act and bear a legend stating the restrictions on resale

On May 25, 2006, 2-Track issued 1,587,419 shares of restricted common stock at $0.20 per share to three consultants in payment for unpaid compensation of $317,484. The issuance of the shares was made without any public solicitation and was acquired for investment purposes. The individuals had access to complete information about 2-Track and were deemed capable for evaluating the merits and risks of this investment. The shares were deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates bear a legend stating the restrictions on resale.

On January 17, 2006 2-Track issued 1,440,000 shares of restricted common stock to Jaemoon Hyun for accepting a position as Director of 2-Track. The shares become vested in January 2007 if Mr. Hyun is a director at that time. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. However, these shares were forfeited on December 30, 2006 when Mr. Hyun resigned from the 2-Track Board of Directors.

During the fiscal year ended December 31, 2005, 2-Track issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

During our fiscal year ended December 31. 2005, 2-Track issued 915,354 shares of restricted stock to 15 individual investors. Our shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) and Regulation S of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

During the fiscal year ended December 31, 2004, 2-Track issued the following equity securities pursuant to exemptions from registration under the Securities Act.

On November 30, 2004, the Company issued 4,500,000 (18,000,000 post-split) shares of its common stock to the nine shareholders of 2-Track Limited in exchange for all of the outstanding shares of 2-Track Limited. The Company shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were

Page - 16

issued pursuant to the private placement exemption provided by Section 4(2) and Regulation S of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2006 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. Our plan of operation during 2007 is set forth below.

Our budget for fiscal 2007 is predicated on an aggregate cash requirement of $3.5 million of which $2 million is expected to be met through operational revenues, with the balance of $1.5 million expected to be met from financing activities.

The majority of these costs is short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we expect to raise $1.5 million during fiscal 2007 from debt/equity finance activities, and in these circumstances its expenditure will be curtailed significantly from the figures outlined in the table below.

Page - 17

CASH ALLOCATION BY ACTIVITY - BUDGET 2007	US Dollars (in 000)
All Payroll	$ 200
All Overheads	$ 1,700
Net Changes in Working Capital	$ 1,000
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$3,500
Less Gross Margin from Operations	$2,000
NET ANTICIPATED CASH REQUIREMENT	$1,500

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products:

Condor FMS	2-Track's own design	Dec 2006
Starfish FMS	LEO + GSM	June 2007
Starfish VMS	LEO (with Iridium )	Sept 2006
PRISMS™	Working prototypes	from May 2007
mTrac	Personnel Tracking System	Jan 2007
DF Card	Personnel Accountable system	May 2007
Active RFID	Asset Tracking	May 2007

Business Development

The primary business development targets for 2007 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of LEO + GPRS as well as higher spec hardware for US market during the summer.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia and US markets characterized by a strong security need and being

Page - 18

underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish marks 2-Track's first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Track is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate.

PRISMS™ is expected to be demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Results of Operations

Operating Results for the Fiscal Year Ended December 31, 2005 and 2006.

Consolidated revenues for the year ended December 31, 2006 were $414,636 compared to revenues of $126,921 for the year ended December 31, 2005. This significant increase was due primarily to sales of FMS products and software.

Cost of sales increased from $110,680 in 2005 to $189,729 in 2006 due primarily to costs relating to the sale of FMS products and software. Gross profits were $224,907 for 2006 compared to $16,241 in 2005 due to new sales in the FMS market.

Operating Expenses included the following:

  Directors' fees aggregated $12,000 for the year ended December 31, 2006 and were paid to one non-employee director.
  Operating expenses increased by $57,636 for the year ended December 31, 2006 as compared to the same period a year earlier due to increased activities relating to marketing and general administrative expenses.
  2-Track incurred research and development expenses of $521,062 for the year ended December 31, 2006 for software and enhancements related to FMS, Starfish and PRISMS™ products.
  Professional fees increased by $256,944 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to increased needs related legal counsel, accounting fee requirements, and consulting fees.
  Salary and benefits increased by $38,356 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to the accrual of salary for the CEO and an increase of staff and related benefits.
Page - 19

  Travel and entertainment expenses increased by $8,734 for the year ended December 31, 2006 as compared to the same period a year earlier primarily due to an increase in marketing and fund raising activities.
  2-Track incurred financial consulting expenses of $320,000 for the year ended December 31, 2006 for raising funds.

We had a net loss of $1,448,458 for the year ended December 31, 2006, or $.04 loss per share, compared to a net loss of $1,595,493 for 2005, or $ 0.05 per share. The decrease in net loss was primarily due to the substantial increase in revenues during 2006.

The provision of income taxes for the years ended December 31, 2006 and 2005 was $0 and $1,980, respectively.

2-Track spent most of its funds in developing three product lines, FMS (a fleet management system), Starfish (a tracking system for ships, yachts and boats), and PRISMS™ (a container tracking system) in 2006. 2-Track finished some of the research and development projects related to FMS and Starfish. The sales in 2005 and 2006 were derived from the sale of FMS products and related software which are gaining a serious recognition in global market. Several companies have contacted 2-Track to represent 2-Track products in their geographic territories. 2-Track is evaluating all these offers to maximize opportunities. 2-Track is planning to recruit experienced marketing personnel who will establish a marketing division at 2-Track.

As some of the Starfish products are completed, 2-Track is looking for partners who are willing to take trial installation. These products need further trials to best serve customers in global markets.

Capital Financing

During the year 2006, 2-Track issued a total of 941,410 shares of its restricted common stock to various investors for aggregate proceeds of $100,000. 2-Track also issued a total of 1,587,419 shares of its restricted common stock to various service providers in payment for services valued at $317,484.

During 2006, 2-Track issued 1,600,000 million shares of its restricted stock to The Hartsmoor Consultancy Limited ("Hartsmoor"), a UK-based investment banking boutique in payment for consultancy services valued at $320,000. An additional 33,330 shares were issued to consultants valued at $4,400.

During the year 2005, 2-Track issued a total of 915,354 of restricted common shares to various investors for $255,380. The proceeds were used to support its operation.

Liquidity and Capital Resources

2-Track has incurred operating losses during the last two fiscal years which has resulted in an accumulated deficit of $2,928,471 as of the end of fiscal year 2006. At December 31,

Page - 20

2006, 2-Track had cash of $3,098 and a negative net working capital of $1,850,144. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

During 2006, 2-Track raised invested cash proceeds of $100,000 to fund its operating expenses and issued stock in lieu of cash to pay for an aggregate $639,884 of liabilities and services rendered to 2-Track. During 2005, 2-Track raised $255,380 from the sale of common stock to fund its ongoing operations.

2-Track anticipates requiring a minimum of $1.5 million in additional working capital during the current year to fund its business development and growth although management hopes to achieve a higher figure based on its price per share valuations. It is 2-Track's intention to pursue equity and debt-based funding strategies through the issue of additional stock and/or long-term borrowing commensurate with a responsible level of debt service commitments.

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

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its technology business. Such additional capital may be raised through public or private financing as well as borrowing from other sources. 2-Track may also issue its restricted common stock to various service providers in lieu of cash when acceptable to the service provider. Although 2-Track believes that its current investors will continue to fund 2-Track's expenses based upon their significant equity interest in 2-Track, there is no assurance that such investors will continue to invest in 2-Track. If adequate funds are not otherwise available, 2-Track would not be able to sustain its planned operations.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

For critical accounting policies, see note 2 to consolidated financial statements.

Page - 21

ITEM 7.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 - F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statement of Cash Flows	F-5
Consolidated Statement of Stockholders' Equity	F-6
Notes to Financial Statements	F-7 - F-13

Page - 22

Michael T. Studer CPA PC

18 East Sunrise Highway, Suite 311
Freeport, NY 11520
Phone: (516) 378-1000
Fax: (516) 546-6220
Email: mts@studercpapc.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
2-Track Global, Inc.

I have audited the accompanying consolidated balance sheet of 2-Track Global, Inc. and subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of 2-Track Global, Inc. as of December 31, 2005 were audited by other auditors whose report dated March 30, 2006 included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the consolidated financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 12, 2007

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

"Moen and Company LLP"

Vancouver, British Columbia, Canada

Chartered Accountants

March 30, 2006

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US Dollars)
	December 31,
ASSETS	2006	2005
Current Assets
Cash	$ 3,098	$ 21,063
Accounts receivable	47,325	82,101
Inventories	43,930	12,052
Prepaid expense	--	20,000
TOTAL CURRENT ASSETS	94,353	135,216
Property and Equipment, net of accumulated depreciation of $7,135 and $2,616, respectively	6,888	4,267
Intangible Assets	24,659	--
TOTAL ASSETS	$ 125,900	$ 139,483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,169,066	742,020
Amounts due to related parties	675,431	362,403
Loan payable	100,000	--
Taxes payable	--	31,113
Total Current Liabilities	1,944,497	1,135,536
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share;	--	--
authorized:75,000,000 shares
issued and outstanding 35,077,513 and 30,915,354	--	--
shares, respectively	35,077	30,915
Additional paid-in capital	1,164,018	419,947
Retained earnings (deficit)	(2,928,471)	(1,480,013)
Accumulated other comprehensive income (loss)	(89,221)	33,098
Total Stockholders' Equity (Deficiency)	(1,818,597)	(996,053)
Total Liabilities and Stockholders' Equity	$ 125,900	$ 139,483

See notes to consolidated financial statements.

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed in US Dollars)
	Year Ended December 31,
	2006	2005
Net Sales	$ 414,636	$ 126,921
Cost of Sales	189,729	110,680

Gross Profit	224,907	16,241
Operating expenses:
Selling, general and administrative (including stock-based compensation of $ 324,400 and $ 0, respectively)	1,140,275	726,978
Research and development	521,062	--
Impairment of intangible assets	--	880,534
Depreciation of property and equipment	4,893	2,242
Amortization of intangible assets	1,160	--
Total operating expenses	1,667,390	1,609,754
Loss From Operations	(1,442,483)	(1,593,513)
Interest expense	(5,975)	--
Loss before income taxes	(1,448,548)	(1,593,513)
Income taxes	--	(1,980)
Net loss	$ (1,448,548)	$ (1,595,493)
Net loss per share - basic and diluted	$ (0.04)	$ (0.05)
Weighted average number of shares outstanding-
basic and diluted	34,449,184	30,084,699

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S.Dollars)
	Year Ended December 31,
	2006	2005
Operating Activities
Net loss	$ (1,448,458)	$ (1,595,493)
Adjustments to reconcile net loss to net cash used in operating activities
Stock -based compensation	330,749	--
Depreciation and amortization	6,053	2,242
Foreign currency translation adjustment	(122,319)	37,629
Impairment of intangible assets	--	880,534
Debts extinguished	--	(89,871)
Changes in operating assets and liabilities
Inventory	(31,878)	(12,052)
Funds in trust	--	198,565
Accounts receivable and value added tax	34,776	(70,914)
Prepaid expenses	20,000	(20,000)
Accounts payable and accrued expenses payable	624,530	633,929
Taxes payable	(31,113)	(12,955)
Cash used in operating activities	(617,660)	(48,386)
Investing Activities
Property and Equipment additions	(7,514)	(5,987)
Intangible assets additions	(25,819)	(662,699)
Cash used in Investing Activities	(33,333)	(668,686)
Financing Activities
Loans from related parties	433,028	451,350
Loans Payable	100,000	--
Proceeds from sales of common stock	100,000	255,380
Cash provided by financing activities	633,028	706,730
Increase (decrease) in cash	(17,965)	(10,342)
Cash, beginning of year	21,063	31,405
Cash, end of year	$ 3,098	$ 21,063
Supplemental disclosures of cash flow information:
Interest paid	$ 5,975	--
Income taxes paid	--	$ 1,980
Noncash Financing activities:
Issuance of common stock in satisfaction of accounts payable and accrued expenses payable	$ 197,484	--
Issuance of common stock in satisfaction of amounts due to related parties	$ 120,000	--

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBSIDIARY Consolidated Statements of Stockholders' Equity (Deficiency) Years Ended December 31, 2005 and 2006 (Expressed In U.S. Dollars)
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Decifit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance, December 31, 2004	30,000,000	$ 30,000	$ 165,482	$ 115,480	$ (4,531)	$ 306,431
Sale of common stock	915,354	915	254,465	--	--	255,380
Net loss	--	--	--	(1,595,493)	--	(1,595,493)
Foreign currency transaction adjustment	--	--	--	--	37,629	37,629
Balance, December 31, 2005	30,915,354	30,915	419,947	(1,480,013)	33,098	(996,053)
Sale of common stock	941,410	942	99,058	--	--	100,000
Issuance of common stock in satisfaction of liabilities	1,587,419	1,587	315,897	--	--	317,484
Issuance of common stock for services	1,633,330	1,633	322,767	--	--	324,400
Stock options expense	--	--	6,349	--	--	6,349
Net loss	--	--	--	(1,448,458)	--	(1,448,458)
Foreign currency transaction adjustment	--	--	--	--	(122,319)	(122,319)
Balance, December 31, 2006	35,077,513	35,077	1,164,018	(2,928,471)	(89,221)	(1,818,597)

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

Note 1.   ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc.. From March 12, 2002 (Inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed in October 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction). Limited sells computer applications primarily used by customers for vessel and vehicle fleet management.

On January 4, 2007, TOTG incorporated 2-Track U.S.A., Inc. ("TTNY") in the state of New York. TTNY expects to market Limited's and other products and services in North America.

In December 2004, TOTG effectuated a 4 for 1 forward stock split. All shares and per share amounts have been retroactively adjusted to reflect the stock split.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $2,928,471 since inception and has a working capital deficiency of $1,850,144 as at December 31, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Certain items have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign currency translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar.

Limited assets and liabilities are translated into United States dollars at the year-end exchange rates ($ 1.9629 at December 31, 2006). Limited revenues and expenses are translated into United States dollars of weighted average exchange rates for the period ($ 1.8544 for the year ended December 31, 2006). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit with banks, and highly liquid debt investments with a maturity of three months or less when purchased.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Fair value of financial instruments

The company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses payable, amounts due to related parties, and loan payable. The Company estimates that the fair value of these financial instruments at December 31, 2006 do not differ materially from their carrying values. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Long-lived assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

recoverable. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Stock-based compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R). "Accounting for Stock-Based Compensation".

Research and development

Research and development costs are expensed as incurred.

Intangible assets

Intangible assets represent filing and other costs associated with patents relating to the Company's Positional Real-Time Integrity and Status Monitoring System ("PRISMS™"). The patent costs are amortized using the straight-line method over the estimated useful economic life of 10 years.

Note 3.   INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,
	2006	2005
Patent costs relating to PRISMS™	$25,819	$--
Accumulated amortization	(1,160)	--
Net	$24,659	$--

Estimated patent amortization expense for each of the Company's five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $2,582.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

Note 4.   AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of:

	December 31,	December 31,
	2006	2005
Unpaid compensation due to a director and officer	$120,000	$120,000
Directors' fees payable to a former director	12,000	12,000
Consulting fees payable to a former director	108,000	108,000
Loans and advances from a director and a director and officer, non-interest bearing, due on demand	435,431	122,403
Total	$675,431	$362,403

Note 5.   LOAN PAYABLE

On February 22, 2006, a $100,000 loan at 5% interest was received without collateral from Octagon Investment SA, repayable in 10 monthly installments commencing February 22, 2007. During the term of the loan, Octagon has the right to convert any outstanding balance into common shares at a price of $0.39 per share, the market price of the shares at the date the funds were advanced.

In March 2007, the repayment schedule of the loan was revised to commence February 22, 2008.

Note 6.   INCOME TAXES

No provision for income taxes was recorded in the year ended December 31, 2006 since both TOTG and Limited incurred net losses in 2006.

Based on management's present assessment, the Company has not yet determined it to be more likely than not than a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The operating loss carryforwards expire in varying amounts from year 2022 to 2026.
Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

Note 7.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2006 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Common Stock Issuances

On January 17, 2006, the Company issued 1,440,000 shares of common stock to Jaemoon Hyun for accepting a position as Director of the Company. This stock grant was valued at a total of $604,800 and was being charged to operations (and credited to additional paid-in capital) in the amount of $50,400 per month over the 12 month service period. On December 30, 2006, Mr. Hyun resigned as director, the 1,440,000 shares were cancelled as a result of his failure to meet the one year vesting requirement, and the $ 453,600 charged to operations for the nine months ended September 30, 2006 was reversed.

On April 24, 2006, the Company sold a total of 808,080 shares of common stock to 2 investors for a total of $80,000. On May 1, 2006, the Company sold 133,330 shares of common stock to another investor for $20,000 and issued 13,330 shares of common stock (valued at $2,000) to the introducing party. On May 25, 2006, the Company issued a total of 1,587,419 shares of common stock (600,000 shares to a director and 987,419 shares to two other creditors) in satisfaction of $120,000 due to related parties and $197,484 accounts payable and occurred expenses payable.

On July 28, 2006 the Company issued 20,000 shares of common stock to a consultant for services rendered; this stock grant was valued at $ 2,400 and charged to operations. On

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2006 (Expressed In U.S. Dollars)

September 1, 2006, the Company issued 1,600,000 shares of common stock to a consultant for services rendered; this stock grant was valued at $320,000 and was charged to operations.

Stock options

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the year ended December 31, 2006, no options were exercised or forfeited and 300,000 stock options are outstanding at December 31, 2006, none of which exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,145 compensation cost will be recognized over the requisite service period of the respective parties. $ 6,349 was charged to operations in 2006 and $ 42,796 is the unrecognized compensation cost at December 31, 2006.

Note 9.   SUBSEQUENT EVENT

On January 4, 2007, the Company appointed a new Director, Frank O. Snortheim, and issued him 500,000 shares of common stock, which will vest on January 18, 2008

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, on December 5, 2006, we received notification from our former independent registered public accountants, Moen & Company LLP, Certified Public Accountants, of Vancouver, Canada, that it was in the process of winding down the firm's practice due to Mr. Irving Moen's retirement.

During the two fiscal years ended December 31, 2004 and 2005 and as of December 5, 2006 management was not aware of any disagreements with Moen & Company LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moen & Company, would have caused them to make reference in connection with their report to the subject matter of the disagreement. Furthermore, Moen & Company has not advised 2-Track of any reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

As previously reported on Form 8-K, in light of Mr. Moen's retirement, our Board of Directors, on December 12, 2006, took action to replace Moen & Company with Michael T. Studer CPA P.C., 18 East Sunrise Highway, Suite 311, Freeport, New York, Mr. Studer's engagement was effective on December 12, 2006. Michael T. Studer CPA P.C. completed a review of our unaudited financial statements for the first three quarters of 2006 and will conduct the audit of our financial statements for the year ended December 31, 2006.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic reports.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 23

ITEM 8B.    OTHER INFORMATION

As previously reported on Form 8-K dated March 30, 2006, 2-Track has determined to change its accounting policy on the treatment of Research and Development costs according to the Financial Accounting Standards, Accounting for Research and Development Costs, which require that companies expense R&D costs as those costs are incurred. Accordingly, all accumulated research and development costs were written off as of December 31, 2005 and any future research and development costs will be expensed as they are incurred. The amount written-off for year 2005 was $880,534.

Page - 24

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With 2-Track	Director Since
Woo Sun Mike Jung	40	Chief Executive Officer, Chairman, President and Chief Financial Officer	11/30/04
Jae Moon Hyun (1)	62	Director	1/27/05
Frank Snortheim (2)	51	Director	1/4/07

(1) Mr. Hyun resigned as a Director on December 30, 2006.

(2) On January 4, 2007, the Board appointed Frank Snortheim to fill the vacancy on the Board resulting from Mr. Hyun's resignation.

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

Jae M. Hyun became a Director on January 27, 2005 and resigned as a Director on December 30, 2006. Mr. Hyun currently works as an independent business consultant. From October 2002 to March 2005, Mr. Hyun was a partner in M&A Engineering, a consulting firm specializing in corporate financing. From March 2000 to September 2002 he served as CFO of Hyundai Electronics, Inc. which is a global electronics manufacturer. From February 1990 to March 2000, Mr. Hyun served as the director of Korean Business Group at PricewaterhouseCoopers.

Frank Snortheim became a Director on January 4, 2007. Mr. Snortheim has been an investment director of InnFond P/S, Copenhagen, Denmark since 2003, with responsibility for identifying new investment opportunities, preparing business plans, identifying potential partners, coaching management teams and identifying new financing partners. Prior to this position, Mr. Snortheim was a vice president for Handelsbanken Securities, a division of Svenska Handelsbanken AB, Sweden, Corporate Finance, Copenhagen, Denmark. Mr. Snortheim also spent two years working for Washington Equity Partners, Washington, D.C. where he was a director and partner. Prior to his work with Washington Equity Partners, Mr. Snortheim worked with DSC

Page - 25

Communications, Plano, Texas as director for strategic marketing. Mr. Snortheim has an executive education from INSEAD, Fontainebleau, France and MBA studies from Marquette University Graduate Schools, MS in Economics with finance major from Copenhagen Business School and a BA in Business from Copenhagen Business School.

There were no disagreements between 2-Track and the resigning director, Mr. Hyun.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board

Family Relationships

There are no family relationships between any director and executive officer.

Board Meetings and Committees

The Board of Directors of the Company held 2 meetings and acted by written consent on 2 occasions during the year ended December 31, 2006. The Board does not currently have an Audit, Executive or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of such forms received by us, or on written representations from certain reporting persons that no other filings were required for such persons, we believe that, during the fiscal year ended December 31, 2006, our executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements with the following exceptions:
- Mr. Hyun acquired shares of 2-Track common stock on January 17, 2006 but was delinquent in filing a Form 4 on January 30, 2006.
- Mr. Hyun acquired shares of 2-Track common stock on May 25, 2006 but was delinquent in filing a Form 4 on May 30, 2006.
- Mr. Hyun forfeited shares of 2-Track common stock on December 30, 2006 but was delinquent in filing a Form 4 on February 27, 2007.

Page - 26

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request by e-mail at "www.2-TrackGlobal.com" or in writing by mail to:

2-Track Global, Inc.
35 Argo House
Kilburn Park Road
London, UK NW6 5LF
Attn: Corporate Secretary

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track's Principal Executive Officer during the last two most recently complete fiscal years. No other officer but one director received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name & Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Jung (CEO)	2006	120,000(1)	-0-	1,079(4)	-0-	-0-	-0-	120,000
	2005	120,000(1)	-0-	-0-	-0-	-0-	-0-	120,000
Jae Hyun	2006	-0-	(2)	1,079(4)	-0-	-0-	120,000	120,000
	2005	-0-	-0-	-0-	-0-	-0-	120,000(3)	120,000

(1) Amount included $120,000 paid as compensation by 2-Track Limited (a wholly owned subsidiary). $120,000 of this amount was accrued but not paid during 2005 or 2006.
(2) Mr. Hyun was issued 1,440,000 shares on January 17, 2006 however these shares were forfeited on December 30, 2006.
(3) Mr. Hyun provided consulting services on marketing, financing, accounting, general and administrative matters for which he was paid $108,000. This amount was accrued but not paid during 2005. Amount includes $12,000 of Directors' Fees.
(4) During 2006 Mr. Jung and Mr. Hyun were each issued 51,000 options exercisable into 2-Track common stock at an exercise price of $0.21/share. Dollar amount reflects expenses recognized in 2006.

Employment Agreements

We anticipate entering into an employment agreement with our CEO, Woosun Jung during the current fiscal year.

Incentive and Stock Option Plans

Page - 27

The 2-Track 2006 Employee Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on January 31, 2006. This Plan will allow us to grant stock or options as compensation to officers and employees. The Plan is authorized to grant stock or options of up to 3,000,000 shares. Options to purchase 90,150 shares of 2-Track common stock were granted under this Plan during 2006.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

We currently pay $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.'s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 3,000,000 shares. Options to purchase 209,850 shares of 2-Track common stock were granted under this Plan during 2006. Subsequent to the fiscal year end, Mr. Snortheim was granted 500,000 shares under this Non-Employee Director Plan upon his appointment to the Board of Directors. These shares vest on the first anniversary date from the date of issuance.

DIRECTOR COMPENSATION DURING 2006
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mike Jung							-0-
Jae Moon Hyun	12,000	(1)					12,000

(1) Mr. Hyun was issued 1,440,000 shares on January 17, 2006 however these shares were forfeited on December 30, 2006 upon Mr. Hyun's resignation from the Board of Directors.

Page - 28

Limitation of Liability and Indemnification Matters

Our Articles of Incorporation provide that we will indemnify our officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as involving intentional misconduct, fraud or a knowing violation of the law and were material to the cause of action. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by us in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by us as authorized in the Articles of Incorporation. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Articles of Incorporation. Nevada law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of 2-Track and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by our Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

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

Page - 29

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of 2-Track's Common Stock beneficially owned as of March 15, 2007 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track's Common Stock.

Title of class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent
	Officers and Directors
Common Stock	Mike Jung	Chairman, President and CFO	9,411,000(1)	26.41%
Common Stock	Jae M. Hyun(2)	Director	651,000(1)(3)	1.82%
Common Stock	Frank Snortheim	Director	500,000(4)	1.39%
	All officers and directors as a group (2 individuals)		10,062,000	28.20%
	Shareholders owning 5% or more
	Jin Young Shin 35 Argo House Kilburn Park Road London, UK NW6 5LF	Secretary	2,160,000	6.16%

(1) Amount includes 51,000 shares issuable under stock options exercisable within 60 days of March 15, 2007.
(2) Mr. Hyun resigned as Director on December 20, 2006.
(3) On January 17, 2006, Mr. Hyun was granted 1,440,000 shares of 2-Track common stock which would have become vested on December 30, 2006, these shares never vested and have been cancelled.
(4) These shares vest on January 4, 2008.

Page - 30

Equity Compensation Plan Information

Information in the table below is as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	300,000	$0.21	5,700,000
Equity compensation plans not approved by security holders	N/A	_____	_______
Total	300,000	$0.21	5,700,000

Changes of Control of Company

There were no current arrangements which may result in a future change in control of 2-Track.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During 2006, in addition to being a Director of 2-Track, Jae Hyun also provided various consulting services for which he was paid $108,000. Mr. Hyun is expected to continue providing consulting services to the Company as needed.

The President of 2-Track had loans to the Company outstanding of $428,811 as of December 31, 2006. These loans bear no interest, unsecured and due on demand.

ITEM 13.    EXHIBITS

Exhibit 2.1	Plan and Agreement of Reorganization, dated November 30, 2004 between ECP Ventures, Inc., 2-Track Limited and certain stockholders of 2-Track Limited.
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2	Certificate of Amendment to Articles of Incorporation
Exhibit 3.3(1)	Bylaws
Exhibit 4.1(1)	Specimen Stock Certificate
Exhibit 4.2(1)	Promissory note to LCC Ventures Corp for $50,000
Page - 31

Exhibit 10.1(1)	Option Agreement between Larry R.W. Sastad and ECP Ventures, Inc.
Exhibit 10.1.1	Termination of Option Agreement with Larry Sastad
Exhibit 10.2	PRISMS™ technology development agreement with ChengHolin Technology dated December 5, 2005
Exhibit 10.2.1	Modification of PRISMS™ technology development agreement with ChengHolin Technology dated December 13, 2005
Exhibit 10.3	Agreement to develop, manufacture and supply "Starfish" products with Saracom
Exhibit 10.4	Marketing and distribution agreement with Hansworth ME LLC
Exhibit 31.1*	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1(1)	Subscription Agreement
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on May 27, 2002 * Included with this Form 10-KSB

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2-Track's fiscal years ended December 31, 2005 and December 31, 2006, 2-Track was billed the following aggregate fees by Moen & Company ("Moen").

Audit Fees

The aggregate fees billed by Moen to 2-Track for professional services rendered for the audit of 2-Track's financial statements for the fiscal year, for reviews of the financial statements included in 2-Track's Forms 10-QSB for the fiscal year, and for services provided by Moen in connection with statutory or regulatory filings for the fiscal year, were $12,500 for the fiscal year 2005 and $0 for the fiscal year 2006.

2-Track's new independent accountant, Michael T. Studer PC.("Studer"), rendered professional services relating to the audit of 2-Track's financial statements for the 2006 fiscal year in the amount of $23,000.

Audit Related Fees

None

Tax Fees

None

Page - 32

All Other Fees

None

All of the services performed by Moen during 2006 were pre-approved by 2-Track's Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant's independence.

Pre-Approved Policies and Procedures

Prior to retaining Moen and Studer to provide services in any fiscal year, the Board of Directors first reviews and approves the accountant's fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. 2-Track's pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of Studer for services outside the scope of the fee proposal and engagement letter.

Page - 33

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                  2-TRACK GLOBAL, INC.

Date: April 16, 2007                                              By   /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         President and Chief Executive

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Woosun Jung
Woosun Jung	Chairman of the Board, President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2007
/s/ Frank Snortheim
Frank Snortheim	Director	April 16, 2007

Page - 34