Form 10QSB
period 2007-03-31
2-Track Global, Inc.
filed 2007-05-21
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of March 31, 2007 was 35,577,513.

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Page - 1

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 3

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed In US. Dollars)
ASSETS	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash	$ 2,208	$ 3,098
Accounts receivable	34,573	47,325
Inventories	214,524	43,930
TOTAL CURRENT ASSETS	251,305	94,353
Property and Equipment, net of accumulated depreciation of $8,923 and $7,135, respectively	8,694	6,888
Intangible Assets, net of accumulated amortization of $1,805 and $1,160, respectively	24,014	24,659
TOTAL ASSETS	$ 284,013	$ 125,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,499,611	$ 1,169,066
Amounts due to related parties and former director	829,019	675,431
Loan payable	100,000	100,000
TOTAL CURRENT LIABILITIES	2,428,630	1,944,497
Stockholders' Equity (Deficiency)
Common stock, per value $0.001 per share; authorized
75,000,000 shares, issued and outstanding 35,160,846 35,077,513 shares, respectively	35,161	35,077
Additional paid in capital	1,171,883	1,164,018
Retained earnings (Deficit)	(3,270,609)	(2,928,471)
Accumulated other comprehensive income (loss)	(81,052)	(89,221)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,144,617)	(1,818,597)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 284,013	$ 125,900

See notes to consolidated financial statements.

Page - 4

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed In U.S. Dollars)
	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Sales	$ 20,868	$ 101,207
Cost of Sales	42,993	9,249
Gross Profit (Loss)	(22,125)	91,958
Operating expenses:
Selling, general and administrative (including stock-based compensation of)
$7,949 and $151,200, respectively	171,619	304,896
Research and development	147,051	-
Total operating expenses	318,670	304,896
Income (Loss) From Operations	(340,795)	(212,938)
Other Income and (Expense):
Interest income	47	94
Interest expense	(1,390)	(2,315)
Other income (expense) - net	(1,343)	(2,221)
Income (Loss) Before Income Taxes	(342,138)	(215,159)
Income Taxes	-	-
Net Income (Loss)	$ (342,138)	$ (215,159)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding - basic and diluted	35,091,402	32,355,454

See notes toconsolidated financial statements.

Page - 5

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Expressed In U.S. Dollars)
	Three Months Ended March 31,
	2007	2006
Cash Flows From
Operating Activities
Net loss	$ (342,138)	$ (220,159)
Stock-based compensation	7,949	151,200
Depreciation of property and equipment	1,788	686
Amortization of intangible assets	645	-
Foreign currency translation adjustment	8,169	(14,546)
Changes in operating assets and liabilities:
Accounts receivable	12,752	4,380
Inventories	(170,594)	(3,687)
Accounts payable and accrued express payable	330,545	(116,022)
Taxes payable	-	(31,113)
Cash provided by (used in) operating activities	(150,884)	(229,261)
Cash Flows from Investing Activities
Property and equipment additions	(3,594)	(1,598)
Cash used in investing activities	(3,594)	(1,598)
Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-
Loan payable	-	100,000
Amounts due to related parties and former director	153,588	158,100
Cash provided by (used in) financing activities	153,588	258,100
Increase (decrease) in cash	(890)	27,241
Cash, Beginning of period	3,098	21,063
Cash, End of period	$ 2,208	$ 48,304

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ 1,794
Income taxes paid	$ -	$ -

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2007 (Expressed In U.S. Dollars)

Note 1.   ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

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

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2007 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTOR

Amounts due to related parties and former director consist of:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Unpaid compensation:
Chief executive officer	$257,030	$227,030
Consultant and former director	150,000	120,000
Director	3,000	-
Advances payable (non-interest bearing, due on demand):
Chief executive officer	409,846	319,258
Consultant and former director	9,143	9,143
Total	$829,019	$675,431

Note 4.   LOAN PAYABLE

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

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2007 and 2006 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not than a deferred tax asset attributable to the future utilization of

Page - 8

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2007 (Expressed In U.S. Dollars)

the United States and United Kingdom net operating loss carryforwards as of March 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2022 to 2027.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2007 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 7.   STOCKHOLDERS' EQUITY

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

Common Stock Issuance
On January 9, 2007, the Company issued 500,000 shares of common stock to Frank Snortheim for accepting a position as director of the Company. This stock grant, which

Page - 9

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2007 (Expressed In U.S. Dollars)

vests on January 18, 2008, was valued at a total of $35,000 and is being charged to operations ratably over the one year requisite service period.

Stock options
On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the three months ended March 31, 2007, no options were exercised or forfeited and 300,000 stock options are outstanding at March 31, 2007, 52,350 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost will be recognized over the requisite service period of the respective parties. $ 2,116 was charged to operations in the three months ended March 31, 2007 and $ 40,700 is the unrecognized compensation cost at March 31, 2007.

Note 8.   SUBSEQUENT EVENTS

On May 7, 2007, the Company issued 5,542,287 shares of common stock to the Company's chief executive officer in satisfaction of $387,960 in liabilities due this related party.

On May 9, 2007, the Company completed the sale of a total of 2,571,900 shares of common stock to investors at a price of $0.07 per share, resulting in proceeds of $180,033 total.

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

2-Track's budget for the next twelve month period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Total aggregate cash requirement is now $3.1 million of which $0.6 million is expected to be met through operating gross profits, with the balance of $2.5 million required to be met from financing activities. During the first three month period of fiscal 2007, 2-Track realized $20,868 from operational revenues and $-0- from financing activities.

As a minimum, 2-Track expects to raise $3 million from debt/equity finance activities during the next 12 month period, and if less than $3 million was realized, its expenditures would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	U.S. Dollars
All Payroll	$1,100,000
All Administrative Expenses	$ 800,000
Net Changes in Working Capital	$ 600,000
All Capital Expenditure	$ 500,000
All Finance Charges	$ 100,000
GROSS ANTICIPATED CASH REQUIREMENT	$ 3,100,000
Less Gross Margin from Operations	$ 600,000
NET ANTICIPATED CASH FINANCING	$ 2,500,000

Page - 14

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected events, management anticipates the following rollout schedule for its family of products:-

Starfish FMS	LEO + GSM	June 2007
PRISMS™	Working prototypes	Jan 2007
mTrac	Personnel Tracking System	Jan 2007
DF Card	Personnel Accountable System	May 2007
Active RFID	Asset Tracking	May 2007

Business Development

The primary business development targets for 2007 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of LEO + GPRS as well as higher spec hardware for the US market during the summer.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia and US markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish VMS marks 2-Track's first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Track is confident of finding good support within the distribution and dealership communities once working models are available to demonstrate.

PRISMS™ is expected to be demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Page - 15

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

Three-Month Period Ended March 31, 2007 versus 2006

During the quarter ended March 31, 2007, we had revenues of $20,868 compared to $101,207 for the same quarter of 2006. The decreased revenue was due to the fact that some of the anticipated sales were not realized in this quarter but deferred. Cost of sales increased to $42,993 compared to $9,249 for the quarter ended March 31, 2006. The increase in cost of sales was due to the write-offs of returned goods from customers that were sold in 2006. Gross profits were $-22,125 compared to $91,958 for the same quarter of 2006. The negative gross profit resulted from the replacement units shipped to customers in this quarter for retuned goods sold in previous years. Due to this unexpected experience, we hired Saracom & Co., in Korea as a new supplier.

General and administrative expenses decreased significantly from $304,896 for the quarter ended March 31, 2006 to $171,619 for the quarter ended March 31, 2007. The Company paid or accrued $41,929 of wages and salaries and $3,000 of director's fees during the quarter ended March 31, 2007. Professionals and consulting fees were $43,549 for the quarter. We incurred research and development expenses of $147,051 in this quarter primarily related to our FMS products. No research and development expense was recorded for the first quarter of 2006. We also incurred interest expense of $1,390 in this quarter compared to $2,315 of interest expense during the same quarter of 2006.

We incurred a net loss of $342,138 for the quarter ended March 31, 2007 compared to a net loss of $215,159 for the same quarter in 2006. The larger loss during the quarter ended March 31, 2007 reflects the significant decrease in sales, write-offs of some inventories and the increase in research and development costs.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2007, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of March 31, 2007, 2-Track had an accumulated deficit of $3,270,609. At March 31, 2007, 2-Track had cash and cash equivalents of $2,208 and working capital deficit of $2,177,326. With this deficit, 2-Track will

Page - 16

require additional debt or equity capital to cover its expanded business plan and growth, and the repayment of debt obligations. During the first three months of 2007, we were not able to raise any capital from investors. During the quarter ended March 31, 2007, 2-Track borrowed $153,588 from related parties.

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

As of March 31, 2007, 2-Track's principal commitments include a lease commitment for two year at approximately $1,310 per month for 2-Track's corporate offices in London.

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

Page - 17

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

Page - 18

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007, the Company issued 500,000 shares of restricted common stock valued at $0.07 per share to a new Director in consideration of his accepting a position on the Company's Board of Directors. The issuance of the shares was made without any public solicitation and were acquired for investment purposes. The individual had access to complete information about the Company and was deemed capable of evaluating the merits and risks of this investment. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificate bears a legend stating the restrictions on resale.

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

                                                                                  2-Track Global, Inc.

Date: May 21, 2007                                                /s/

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Date: May 21, 2007                                                /s/

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer

Page - 20