Form 10QSB
period 2007-06-30
2-Track Global, Inc.
filed 2007-08-17
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of June 30, 2007 was 43,399,693.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ____ No _X_

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Page - 1

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 3

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed In US. Dollars)
ASSETS	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash	$ 62,696	$ 3,098
Accounts receivable	63,452	47,325
Inventories	175,545	43,930
Prepaid expenses	49,668	-
Other receivable	49,378	-
TOTAL CURRENT ASSETS	400,739	94,353
Property and Equipment, net of accumulated depreciation of $10,228 and $7,135, respectively	22,797	6,888
Intangible Assets, net of accumulated amortization of $2,620 and $1,160, respectively	30,025	24,659
TOTAL ASSETS	$ 453,561	$ 125,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,530,019	$ 1,169,066
Amounts due to related parties and former director	589,308	675,431
Loan payable	100,000	100,000
Taxes payable	78,454	-
TOTAL CURRENT LIABILITIES	2,297,781	1,944,497
Stockholders' Equity (Deficiency)
Common stock, per value $0.001 per share; authorized
75,000,000 shares, issued and outstanding 43,399,693 35,077,513 shares, respectively	43,400	35,077
Additional paid in capital	1,742,478	1,164,018
Retained earnings (Deficit)	(3,507,720)	(2,928,471)
Accumulated other comprehensive income (loss)	(122,378)	(89,221)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(1,844,220)	(1,818,597)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 453,561	$ 125,900

See notes to consolidated financial statements.

Page - 4

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed In U.S. Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 229,411	$ 149,916	$ 250,279	$ 251,123
Cost of Sales	103,844	98,645	146,837	107,894
Gross Profit (Loss)	125,567	51,271	103,442	143,229

Operating expenses:
Selling, general and administrative (including stock-based compensation of $7,949 and $18,791, respectively)	$ 208,930	$ 643,154	$ 380,549	$ 690,764
Research and development	152,362	0	299,413	262,286

TOTAL OPERATING EXPENSES	361,292	643,154	679,962	953,050
Income (Loss) From Operations	(235,725)	(591,883)	(576,520)	(809,821)
Other Income and (Expenses):
Interest income	30	217	77	311
Interest expense	(1,416)	(1,306)	(2,806)	(3,621)
OTHER INCOME (EXPENSE) - NET	(1,386)	(1,089)	(2,729)	(3,310)
Income (Loss) Before Income Taxes	(237,111)	(592,972)	(579,249)	(813,131)
Income Taxes	0	0	0	0
Net Income (Loss)	$ (237,111)	$ (592,972)	$ (579,249)	$ (813,131)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding - basic and diluted	39,634,607	34,899,533	39,238,603	34,899,533

See notes toconsolidated financial statements.

Page - 5

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Expressed In U.S. Dollars)
	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From
Operating Activities
Net loss	$ (579,249)	$ (813,131)
Adjustiments to reconcile net loss to net cash provided by (used in operating activities):
Stock-based compensation	18,791	-
Depreciation of property and equipment	3,093	1,372
Amortization of intangible assets	1,460	-
Foreign currency translation adjustment	(33,157)	(49,645)
Changes in operating assets and liabilities:
Accounts receivable	(16,127)	50,754
Inventories	(131,615)	(51,844)
Other receivable	(49,378)	-
Prepaid expenses	(49,668)	20,000
Accounts payable and accrued express payable	360,953	104,754
Taxes payable	78,454	(31,113)
Cash provided by (used in) operating activities	(396,443)	(768,853)
Cash Flows from Investing Activities
Property and equipment additions	(19,002)	(1,599)
Intangible assets	(6,826)	(11,795)
Cash used in investing activities	(25,828)	(13,394)
Cash Flows from Financing Activities
Proceeds from sales of common stock	567,992	721,884
Loan payable	-	100,000
Amounts due to related parties and former director	(86,123)	(4,729)
Cash provided by (used in) financing activities	481,869	817,155
Increase (decrease) in cash	59,598	34,908
Cash, Beginning of period	3,098	21,063
Cash, End of period	$ 62,696	$ 55,971

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ 1,794
Income taxes paid	$ -	$ -

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements June 30, 2007 (Expressed In U.S. Dollars)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $3,507,720 since inception and has a working capital deficiency of $1,897,042 as at June 30, 2007. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The

Page - 7

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements June 30, 2007 (Expressed In U.S. Dollars)

financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTORS

Amounts due to related parties and former director consist of:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Unpaid compensation:
Chief executive officer	$287,030	$227,030
Consultant and former director	180,000	120,000
Director	6,000	-
Advances payable (non-interest bearing, due on demand):
Chief executive officer	70,875	319,258
Consultant and former director	45,403	9,143
	$589,308	$675,431

Note 4.   LOAN PAYBALE

On February 22, 2006, a $100,000 loan at 5% interest was received without collateral from Octagon Investment SA, repayable in 10 monthly installments commencing February 22, 2007. During the term of the loan, Octagon has the right to convert any outstanding balance into common shares at a price of $0.39 per share, the market price of the shares at the date the funds were advanced.

Page - 8

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements June 30, 2007 (Expressed In U.S. Dollars)

In March 2007, the repayment schedule of the loan was revised to commence February 22, 2008.

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the six months ended June 30, 2007 and 2006 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not than a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2022 to 2027.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 7.   STOCK INCENTIVE PLANS

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

Page - 9

2-TRACK GLOBAL, INC. (A Nevada Corporation) Notes to Unaudited Consolidated Financial Statements June 30, 2007 (Expressed In U.S. Dollars)

Note 8.   STOCKHOLDERS' EQUITY

Common Stock issuances
On January 9, 2007, the Company issued 500,000 shares of common stock to Frank Snortheim for accepting a position as director of the Company. This stock grant, which vests on January 8, 2008, was valued at a total of $35,000 and is being charged to operations ratably over the one year requisite service period.

On May 7, 2007, the Company issued 5,542,287 shares of common stock to the Company's chief executive officer in satisfaction of $387,960 in liabilities due this related party.

On May 9, 2007, the Company completed the sale of a total of 2,571,900 shares of common stock to investors at a price of $0.07 per share, resulting in proceeds of $180,033 total.

Stock Options
On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the six months ended June 30, 2007, no options were granted, exercised or forfeited and 300,000 stock options are outstanding at June 30, 2007, 52,350 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost is being recognized over the requisite service period of the respective parties. $ 4,232 was charged to operations in the six months ended June 30, 2007 and $ 38,584 is the unrecognized compensation cost at June 30, 2007.

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

2-Track's budget for the next twelve month period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Total aggregate cash requirement is now $ 3 million of which $ 0.6 million is expected to be met through operating gross profits, with the balance of $ 2.4 million required to be met from financing activities. During the first six month period of fiscal 2007, 2-Track realized $103,443 from operational revenues and $567,992 from financing activities.

As a minimum, 2-Track expects to raise $2.4 million from debt/equity finance activities during the next 12 month period, and if less than $2.4 million was realized, its expenditures would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	U.S. Dollars
All Payroll	$1,100,000
All Administrative Expenses	$ 600,000
Net Changes in Working Capital	$ 700,000
All Capital Expenditure	$ 500,000
All Finance Charges	$ 100,000
GROSS ANTICIPATED CASH REQUIREMENT	$ 3,000,000
CASH ALLOCATION BY ACTIVITY - BUDGET	U.S. Dollars
Less Gross Margin from Operations	$ 600,000
NET ANTICIPATED CASH FINANCING	$ 2,400,000

Page - 11

The majority of 2-Track's estimated costs is short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected events, management either completed or anticipates the following schedule of roll-outs for 2-Track's family of products:

PRISMS™	Working prototypes	January 2008
DF Card	Personnel Accountable System	October 2007
DF RFID	Personnel Tracking Reader	October 2007
DF RFID Antenna	Personnel Tracking System	October 2007
Starfish FMS	LEO & GSM (Quake version) with Orbcomm & Iridium	January 2008
Condor BlackBerry	Personnel Tracking System	September 2007
Condor BlackBerry Server	Personnel Tracking Monitoring System	September 2007
Condor BlackBerry2	Cell Tower Based Personnel Tracking System	October 2007
Active RFID	Asset Tracking System	December 2007

Business Development

The primary business development targets for 2007 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of Orbcomm & Iridium + GPRS as well as higher spec hardware for the US market during the winter.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia and US markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish VMS marks 2-Track's first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Track is releasing two additional products based on LEO before the end of the year to complete this product line.

PRISMS™ is expected to be demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as January 2008.

RFID area of business also has developed rapidly in the last few months. Based on DF RFID technology 2-Track now has secured a contract with a major investment bank in the Using current access system with two further state of art RFID chips, we are able to monitor, during an

Page - 12

emergency, who and how many people are going to escape from the building. Also, using another smart chip embedded into the card will be used for internal verification as well as PC and mail security. The idea is that during a crisis a client has little control over what is going on as well as verifying who is left behind in a building. We are now getting inquires from major corperations as well as real estate management companies and we are looking for growth in this sector. Currently we believe we are the only provider of this technology in this market segment.

We are also developing Active RFID based PC or Notebook tracking systems. There is a huge problem in many organizations in the world having their PC's or Notebook's stolen. We are developing RFID based tracking system to prevent unauthorized movement of hardware from the office and even if a thief manages to steal the hardware, an RFID module will stop them from using any information on the Hard Drive,

Blackberry based software and Server systems have also been developed. Today Blackberriesare a "must have" business tool for corperations and as more and more corperate executives are traveling in dangerous environments. We have been requested by a major investment bank in the USA to develop this system. This system will inherit many of the mTrac personal tracking system characteristics. Currently our system is based on the Blackberry 88 series which comes with GPS module. However with our current development with cell tower based tracing, we could track non-GPS based units as well. Currently this client has 300,000 units in metro New York only and our client wants to enter into a revenue sharing structure business so that we could expand services to other corperations in the USA. Once adopted this software is expected to generate a regular stream of income.

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

Three-Month Period Ended March 31, 2007 versus 2006

During the quarter ended June 30, 2007, we had revenues of $229,411 compared to $149,916 for the same quarter of 2006. The increased revenue was due primarily to sales of FMS products occurring in the first quarter ended March 31, 2007 but not recognized until the second quarter. 84% of these sales were made to one customer. Cost of sales increased to $103,843 compared to $98,645 for the quarter ended June 30, 2006. The increase in cost of sales was due to the higher sales in second quarter of 2007. We had gross profit of $125,567 for the quarter ended June 30, 2007 compared to gross profits of $51,271 for the same quarter of 2006. The increase in gross profit for the quarter ended June 30, 2007 resulted from $109,750 of software sales for which associated costs were already expensed.

Page - 13

General and administrative expenses decreased substantially from $643,154 for the quarter ended June 30, 2006 to $208,930 for the quarter ended June 30, 2007. This decrease was due to the decreases in bonus compensation of $282,686 and $151,200, respectively. The Company paid or accrued $80,829 of wages and salaries and $3,000 of director's fees during the quarter ended June 30, 2007. Professional and consulting fees were $67,101 for the quarter. We incurred research and development expenses of $152,362 in this quarter primarily related to our FMS products. Research and development expenses of $282,686 were recorded for the second quarter of 2006 relating to development of our FMS products. We also incurred interest expenses of $1,416 in this quarter compared to $1,306 of interest expense during the same quarter of 2006.

We incurred a net loss of $237,111 for the quarter ended June 30, 2007 compared to a net loss of $592,972 for the same quarter in 2006. The lesser loss during the quarter ended June 20, 2007 reflect the significant decrease in selling, general and administrative expenses, primarily due to the decrease in research and development costs and bonus compensation.

Six-Month Period Ended June 30, 2007 versus 2006

Revenues of 2-Track decreased by $844 to $250,279 for the six months ended June 30, 2007 from $251,123 of revenue realized for the six months ended June 30, 2006. 92% of the revenues were generated in the second quarter of 2007 and 77% of these revenues came from one customer. Cost of goods sold was $146,836 for the six months ended June 30, 2007 compared to $107,894 of cost of goods sold for the same period ended June 30, 2006. The increase relates directly to the return of defective FMS products sold in 2006. While 2-Track is not contractually obligated to accept returned products, it determined to do so in this case due to the high rate of FMS product failures. As a result the Company hired a new supplier whose products are far superior to the old products. 2-Track's policy is to evaluate any future returned products on a case by case basis. During the first six months of 2007, 44% of the sales were derived from the sales of our software products which contributed to an increase in gross margin.

Operating expenses decreased substantially to $679,963 for the six months ended June 30, 2007 from $953,050 for the same period ended June 30, 2006. The decrease is due primarily to decreased bonus compensation. In particular, 2-Track recorded one - half of the stock bonus for accepting a directorship by a director for the six months ended June 30, 2006 During the first six months of 2007, the Company paid $122,758 of wages and salaries and $6,000 of director's fees compared to $116,320 and $6,000, respectively, paid during the first six months of 2006. Research and development costs of $299,413 were expensed during the first six months of 2007 compared to $262,286 expensed for R&D during the first six months of 2006. Professional and consulting fees during the first six months of 2007 were $110,659 compared to $129,823 for the same period in 2006. The net loss for the six months ended June 30, 2007 was $579,249 compared to a net loss of $813,131 recorded for the six months ended June 30, 2006 primarily due to the substantial decrease in selling, general and administrative expenses..

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2007, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Page - 14

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of June 30, 2007, 2-Track had an accumulated deficit of $3,507,720. At June 30, 2007, 2-Track had cash and cash equivalents of $62,696 and working capital deficit of $1,897,042. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the first six months of 2007 we raised additional capital of $567,992 through the sale of stock. During the quarter ended June 30, 2007 $387,960 of liabilities were converted to common stock by a related party who previously lent money to the Company.

2-Track hopes to secure a minimum of $3 million in additional working capital during the current year to fund its business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

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

As of June 30, 2007, 2-Track's principal commitments include a lease commitment for two years at approximately $1,310 per month for 2-Track's corporate offices in London.

Critical Accounting Policies

Revenue recognition

The Company enters into agreements to sell products (hardware or software), services, and other arrangements that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair

Page - 15

value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

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

Page - 16

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported on Form 8-K, during the quarter ended June 30, 2007, the Company sold 2,571,900 shares of restricted common stock at $0.07 per share for aggregate proceeds of $180,033. The issuance of stock was made without any public solicitation to 8investors who acquired the shares for investment purposes only. The individuals had access to complete information about 2-Track and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"). These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and bear a legend stating the restrictions on resale.

As previously reported on Form 8-K, during the quarter ended June 30, 2007, the Company issued 5,542,287 shares of restricted common stock at $0.07 per share in satisfaction of $387,960 in liabilities due to the Company's President, Mike Jung. The issuance of the shares was made without any public solicitation and was acquired for investment purposes. Mr. Jung had access to complete information about the Company and was deemed capable of evaluating the merits and risks of this investment. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates bear a legend stating the restrictions on resale.

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

                                                                                      2-Track Global, Inc.

Date: August 17, 2007                                                /s/

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Date: August 17, 2007                                                /s/

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer

Page - 18