Form 10QSB
period 2007-09-30
2-Track Global, Inc.
filed 2007-11-19
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of September 30, 2007 was 43,526,030.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes _____ No_X__

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Page - 1

INDEX

PART I - FINANCIAL INFORMATION	5
ITEM 1. FINANCIAL STATEMENTS	5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	19
ITEM 3. CONTROLS AND PROCEDURES	24
PART II - OTHER INFORMATION	21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 6. EXHIBITS	21
SIGNATURES	25
Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 3

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US dollars)
ASSETS	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Current Assets
Cash	$ 12,482	$ 3,098
Accounts receivable	136,157	47,325
Inventory	21,405	43,930
Prepaid expenses	75,690	0
Other receivable	5,302	0
TOTAL CURRENT ASSETS	251,036	94,353
Property and Equipment, net of accumulated depreciation of $12,228 and $7,135, respectively	22,407	6,888
Intangible Assets, net of accumulated amortization of $3,459 and $1,160, respectively	30,073	24,659
TOTAL ASSETS	$ 303,516	$ 125,900

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,786,473	$ 1,169,066
Amounts due to related parties and former director	655,950	675,431
Loan payable	100,000	100,000
TOTAL CURRENT LIABILITIES	2,542,423	1,944,497
Stockholders' Equity(Deficiency)
Common stock, per value $0.001 per share; authorized
75,000,000 shares, issued and outstanding 43,526,030 and 35,077,513 shares, respectively	43,526	35,077
Additional paid in capital	1,753,291	1,164,018
Retained earnings (Deficit)	(3,911,042)	(2,928,471)
Acumulated other comprehensive income(loss)	(124,682)	(89,221)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,238,907)	(1,818,597)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 303,516	$ 125,900

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statement of Operations (Expressed in US dollars)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 200,108	$ 51,727	$ 450,387	$ 302,850
Cost of Sales	178,325	23,341	325,162	131,235
Gross Profit	21,783	28,386	125,225	171,615
Operating expenses :
Selling, general and administrative (including stock-based compensation of $10,938, $451,200, $29,729 and $775,600, respectively)	$ 158,625	$ 692,970	$ 838,587	$ 1,560,585
Reserch and development	264,086	105,234	264,086	190,669
Total operating expenses	422,711	798,204	1,102,673	1,751,254
Income(Loss) From Operations	(400,928)	(769,818)	(977,448)	(1,579,639)
Other Income and (Expenses):
Interest income	249	64	326	375
Interest expense	(2,642)	(1,347)	(5,448)	(4,968)
other income(expense)-net	(2,393)	(1,283)	(5,122)	(4,593)
Income(Loss) Before Income Taxes	(403,321)	(771,101)	(982,570)	(1,584,232)
Income Taxes	-	-	-	-
Net Income(Loss)	$ (403,321)	$ (717,101)	$ (982,570)	$ (1,584,232)

Net loss per common share - basic and diluted	($ 0.01)	($ 0.02)	($ 0.03)	($ 0.05)

Weighted average number of common shares outstanding - basic and diluted	39,634,607	35,421,273	39,238,603	33,741,692

See notes to consolidated financial statements.

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statement of Cash Flows (Expressed in US dollars)
	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From
Operating Activities
Net Loss	$ (982,570)	$ (1,584,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	29,729	775,600
Depreciation of property and equipment	5,152	2,494
Amortization of intangible assets	2,298	0
Foreign currency translation adjustment	(35,459)	(56,223)
Changes in operating assets and liabilities
Accounts receivable	(94,135)	51,319
Inventories	22,525	(38,560)
Subscription receivable	0	0
Prepaid expenses	(75,690)	20,000
Accounts payable and accrued expneses payable	617,407	345,724
Cash provided by (used in) operating activities	(510,743)	(483,878)
Cash Flows from Investing Activities
Property and equipment additions	(20,672)	(6,884)
Intangible assets	(7,713)	(20,917)
Cash used for investing purposes	(28,385)	(27,801)
Cash Flows from Financing Activities
Proceeds from sales of common stock	567,993	100,000
Loans payable	0	100,000
Amounts due to related parties and former director	(19,481)	298,226
Cash provided by (used in)financing activities	548,512	498,226
Increase (decrease) in cash	9,384	(13,453)
Cash, Beginning of period	3,098	21,063
Cash, End of period	$ 12,482	$ 7,610

Supplemental disclosures of cash flow information:
Interest paid	$ 5,448	$ -
Income taxes paid	$ -	$ 31,113

See notes to consolidated financial statements

Page - 14

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

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All inter company accounts and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $3,911,042 since inception and has a working capital deficiency of $2,291,387 as at September 30, 2007. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Page - 15

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

Note 3.   AMOUNT DUE TO RELATED PARTIES AND FORMER DIRECTOR

Amounts due to related parties and former director consist of:

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)
Unpaid compensation:
Chief executive officer	$ 330,000	$ 240,000
Consultant and former director	198,000	108,000
Director	21,000	12,000
Advances payable(non-interest bearing, due on demand):
Chief executive officer	72,844	308,812
Consultant and former director	29,017	6,619
Direct	5,089	-
	$655,950	$675,431

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

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the nine months ended September 30, 2007 and 2006 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of September 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2022 to 2027.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Page - 16

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Page - 17

Note 8.   STOCKHOLDERS' EQUITY

Common Stock issuance

On January 7, 2007, the Company issued 500,000 shares of common stock to Frank snortheim for accepting a position as director of the Company. This stock grant, which vests on January 8, 2008, was valued at a total of $35,000 and is being charged to operations retably over the one year requisite service period.

On May 7, 2007 the Company issued 5,542,287 shares of common stock to the Company's chief executive officer in satisfaction of $387,960 in liabilities due this related party.

On May 9, 2007 the Company Completed the sale of a total of 2,571,900 shares of common stock to investors at a price of $0.07 per share, resulting in proceeds of $180,033 total.

Stock Options

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the six months ended September 30, 2007, no options were exercised or forfeited and 300,000 stock options are outstanding at September 30, 2007, 52,350 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost will be recognized over the requisite service period of the respective parties. $ 2,116 was charged to operations in the three months ended September 30, 2007 and $ 36,468 is the unrecognized compensation cost at September 30, 2007.

Page - 18

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

2-Track's budget for the next twelve month period has been adjusted to reflect recent funding shortfalls which have impacted adversely on 2-Track's commercial roll-out of key products. Total aggregate cash requirement is now $ 2.9 million of which $ 0.5 million is expected to be met through operating gross profits, with the balance of $ 2.4 million required to be met from financing activities. During the first nine month period of fiscal 2007, 2-Track realized $450,387 from operational revenues and $548,512 from financing activities.

As a minimum, 2-Track expects to raise $2.4 million from debt/equity finance activities during the next 12 month period, and if less than $2.4 million was realized, its expenditures would be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars
All Payroll	$ 900,000
All Administrative Expenses	$ 600,000
Net Changes in Working Capital	$ 800,000
All Capital Expenditure	$ 500,000
All Finance Charges	$ 100,000
GROSS ANTICIPATED CASH REQUIREMENT	$ 2,900,000
CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars
Less Gross Margin from Operations	$500,000
NET ANTICIPATED CASH REQUIREMENT	$2,400,000

Page - 19

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected occurrences, management either completed or anticipates the following schedule of roll-outs for 2-Track's family of products:

PRISM™	Working prototypes	January 2008
RIFD Card	Personnel Accountable System	December 2007
RFID	ReaderPersonal Tracking	December 2007
RFID Antenna	Personal Tracking System	October 2007
Starfish FMS	Leo & GSM ( Quake version ) with Orbcomm & Iridium	March 2008
Condor Black Berry	Personal Tracking System	November 2007
Condor Black Berry Server	Personal Tracking Monitoring System	September 2007
condor Black Berry 2	Cell Tower Based personal Tracking System Asset Tracking System	November 2007
Active RFID	Asset Tracking System	December 2007
Visitors RFID Card System	Temporary Visitors Card System	December 2007

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

The arrival of the Starfish VMS marks 2-Track's first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Track is releasing two additional products based on LEO before the end of the year to complete this product line

PRISMS™ has been demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as January 2008. Due to current movement in the market we started talking to a major shipping company as well as an electronic seal manufacturer to move into this emerging market.

Page - 20

RFID area of business also has developed rapidly in the last few months. Based on RFID technology 2-Track now has secured a contract with a major investment bank to implement this system in the bank's New York, Tokyo and Mumbai offices. Using current access system with two further state of art RFID chips, we are able to monitor, during an emergency, who and how many people are going to escape from the building. Also, another smart chip embedded into the card will be used for internal verification as well as PC and mail security. The idea is that during a crisis a client has little control over what is going on as well as verifying who is left behind in a building. We are now getting inquires from major corporations who want to protect their assets. We consider looking for a significant growth in this sector. Currently we believe we are the only provider of this technology in this market segment. Furthermore, 2-Track is now supplying a temporary visitor's card system for the investment bank in New York to harmonize and modernize the RFID based system for its entire organization. We expect to commence delivery our products and services before the end of the year.

In August, 2007, we signed a development contract with Rockson Engineering which specializes in building power plants in Nigeria and elsewhere. Under the agreement, 2-Track has provided and installed 300 units of its vehicle and personnel tracking and monitoring products for its employees.

In August, 2007 2-Track entered into negotiations with IPICO to jointly develop a new technology concept called Personal Accountability Systems (PAS). PAS is intended to provide an efficient, cost-effective control and tracking network to provide quick location verification for employees and visitors in the event of an emergency situation. PAS utilizes 2-Track's monitoring hardware and software with IPICO's "smart" labels and tags based on its IP-X communications protocol.

We are also developing Active RFID based PC or Notebook tracking systems. There is a huge problem in many organizations in the world having their PC's or Notebook's stolen. We are developing an RFID based tracking system to prevent unauthorized movement of hardware from the office and even if a thief manages to steal the hardware, an RFID module will stop them from using any information on the Hard Drive.

Blackberry based software and Server systems have also been developedbecause Blackberries are a "must have" business tool for corporations and more and more corporate executives are traveling in dangerous environments. We have been requested by a major investment bank in the USA to develop this Condor PDA system. This system will be installed in buses used by bank personnel to provide identification and accountability for bank personnel. This system will inherit many of the mTrac personal tracking system characteristics. Currently our system is based on the Blackberry 88 series which comes with GPS module. However with our current development with cell tower based tracing, we could track non-GPS based units as well. Currently this client has 300,000 units in metro New York alone and our client wants to enter into a revenue sharing structure business so that we could expand services to other corporations in the USA. Once adopted this software is expected to generate a regular stream of income.

Page - 21

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

Three-Month Period Ended September 30, 2007 versus 2006

During the quarter ended September30, 2007, we had revenues of $200,108 compared to $51,727 for the same quarter of 2006. The increased revenue was due primarily to sales of FMS and its related products. Cost of sales increased to $178,325 compared to $23,341 for the quarter ended September 30, 2006. The increase in cost of sales was due to the higher sales in the third quarter of 2007 and a write down of $39,520 of old inventories. We had gross profit of $21,783 for the quarter ended September 30, 2007 compared to gross profits of $28,386 for the same quarter of 2006. The decrease in gross profit for the quarter ended September 30, 2007 resulted from the write down of inventories.

General and administrative expenses decreased substantially from $798,204 for the quarter ended September 30, 2006 to $422,711 for the quarter ended September 30, 2007. This decrease was due to the reduction stock bonus and one-time payment of a consultancy fee paid in the quarter ended September 30, 2006. The Company paid or accrued $30,000 of wages and salaries and $3,000 of director's fees during the quarter ended September 30, 2007. Professional and consulting fees were $54,513 for the quarter. We incurred research and development expenses of $264,086 in this quarter primarily related to our FMS products. Research and development expenses of $105,234 were recorded for the third quarter of 2006 relating to development of our FMS products. We also incurred interest expenses of $2,642 in this quarter compared to $1,306 of interest expense during the same quarter of 2006

We incurred a net loss of $403,321 for the quarter ended September 30, 2007 compared to a net loss of $771,101 for the same quarter in 2006. The lower loss during the quarter ended September 20, 2007 reflect the increased revenue and significant decrease in selling, general and administrative expenses, primarily due to the decrease in general and administrative expenses as explained above.

Nine-Month Period Ended September 30, 2006 versus 2005

Revenues of 2-Track increased by $147,537 to $450,387 for the nine months ended September 30, 2007 from $302,850 of revenue realized for the nine months ended September 30, 2006. 44% of the revenues was generated in the third quarter of 2007 and 64% of these revenues came from three customers. Cost of goods sold was $125,225 for the nine months ended September 30, 2007 compared to $131,235 of cost of goods sold for the same period ended September 30, 2006. The decrease relates directly to the sale of software products for which research and development costs were already expensed as they were incurred. During the first nine months of

Page - 22

2007, 49% of sales was derived from the sale of our software products which contributed to an increase in gross margin.

Operating expenses decreased to $1,102,673 for the nine months ended September 30, 2007 from $1,751,254 for the same period ended September 30, 2006. The decrease is due primarily to the reduction of stock bonus, consulting fees paid to financial advisor and other selling and general administrative expenses.. During the first nine months of 2007, the Company paid $113,000of wages and salaries and $9,000 of director's fees compared to $165,678 and $9,000, respectively, paid during the first nine months of 2006. Research and development costs of $264,086 were expensed during the first nine months of 2007 compared to $190,669 expensed for R&D during the first nine months of 2006. Professional and consulting fees during the first nine months of 2007 were $164,972 compared to $236,961 for the same period in 2006. The net loss for the nine months ended September 30, 2007 was $982,570 compared to a net loss of $1,584,232 recorded for the nine months ended September 30, 2006 primarily due to the increased sales with improved gross margins.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2007, 2-Track had an accumulated deficit of $3,911,042. At September 30, 2007, 2-Track had cash and cash equivalents of $12,482 and working capital deficit of $2,291,387. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the first nine months of 2007 we raised additional capital of $548,512 through the sale of stock. During the nine months ended September 30, 2007 $387,960 of liabilities were converted to common stock by a related party who previously lent money to the Company.

2-Track hopes to secure a minimum of $2.9 million in additional working capital during the next 12 month period to fund its business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt

Due to 2-Track's limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding warrants and options in order to fund its current operations. If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations and could jeopardize 2-Track's ability to continue operations. There is no written agreement or contractual obligation which would require 2-Track's past funding sources to fund 2-Track's future operations up to certain amounts or indeed continue to finance 2-Track's operations at all. Although 2-Track believes that current

Page - 23

and/or future investors will continue to fund 2-Track's expenses, there is no assurance that such investors will continue to fund 2-Track's ongoing operations or the terms upon which such investments will be made.

As of September 30, 2007, 2-Track's principal commitments include a lease commitment for two years at approximately $1,310 per month for 2-Track's corporate offices in London.

Critical Accounting Policies

Revenue recognition

The Company enters into agreements to sell products (hardware or software), services, and other arrangements that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.2-Track has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.

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

Page - 24

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

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, the Company issued 126,337 shares of restricted common stock valued at $..07 per share to a new Director in consideration of his accepting a position on the Company's Board of Directors. The issuance of stock was made without any public solicitation to one person and was acquired for investment purposes only. The individual had access to complete information about the Company and was deemed capable of evaluating the merits and risks of acquiring shares in the Company. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 6.    EXHIBITS

     (a) The following documents are filed as exhibits to this report:

         Exhibits

Page - 25

         10.5 Agreement to license and sell the Condor PDA System dated May 4, 2007
         31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2007                                         2-TRACK GLOBAL, INC.

                                                                                        /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Dated:  November 19, 2007

                                                                                        /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer

Page - 26