Form 10KSB
period 2007-12-31
2-Track Global, Inc.
filed 2008-04-14
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File Number 333-89208

2-TRACK GLOBAL, INC.

Nevada	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)
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

Yes ____X____   No _________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year was approximately $471,870.

As of April 11, 2008, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $845,060 based upon the average price of $.015/share.

As of April 11, 2008, the Registrant had outstanding 56,337,333 shares of common stock.

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as "2-Track," the "Company" or "we" or "our") is a Nevada corporation which was originally incorporated in the state of Nevada on March 12, 2002. We carry on our business through our wholly-owned subsidiaries, 2-Track Limited, a British corporation ("2-Track Limited") and 2-Track U.S.A., Inc., a New York State corporation ("2-Track USA") which was originally incorporated in the state of New York on January 4, 2007. 2-Track Limited is a UK-based company which was formed and started doing business in October 2002. 2-Track Limited's current business focuses on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

History

On November 30, 2004, ECP Ventures, Inc. ("ECPV") entered into and consummated a Plan and Agreement of Reorganization between ECPV and 2-Track Limited and certain stockholders of 2-Track Limited (the "Exchange Transaction"). Pursuant to the Exchange Transaction, ECPV acquired all of the issued and outstanding shares of 2-Track Limited, a British corporation in exchange for shares of the common stock of ECPV. As a result of the Exchange Transaction, 2-Track Limited became a wholly owned subsidiary of ECPV and ECPV changed its name to 2-Track Global, Inc. As a result of the Exchange Transaction, the business formerly conducted by 2-Track Limited became the primary business of the Company. The assets, liabilities and revenue and expenses of 2-Track Limited and the Company are reported on a consolidated basis for financial statement purposes.

Business

Our business plan focuses on four specific telematics business segments as well as radio frequency identification devices (RFID) - namely commercial fleet management applications for Vehicles, Marine, and Shipping Containers, as well as a consumer application for Leisure Marine & Exploration all of which have an inherent asset tracking and security capability. On RFID namely Active RFID, Dual Frequency RFID, and Passive RFID for Fire Exit personnel accountability system and Building access as well as asset management system, we are using both conventional as well as latest technology to meet customer requirement.

Technology Based Solutions

2-Track, through its wholly-owned subsidiary 2-Track Limited, owns the patent rights to PRISMS™ which stands for Positional Real-time Integrity and Status Monitoring System. This is a logistics-oriented technology currently in development which combines a stand-alone data capture and radio frequency identification (RFID) transmission device with a relay station for

Page - 1

access to a low-earth satellite network. It is intended that PRISMS™ units will be applicable to high volume freight transport assets such as containers enabling them to report intelligently via fixed and mobile intermodal transport infrastructure including ports/terminals, ships, trains and trucks.

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

  Real-time tracking
  Navigation
  Communication
  Information
  Reporting
  Control
  Safety and Security

The Condor FMS system has sold about 20 hardware units to a pilot customer in the UK during 2004, and is now in full commercial practice. We do not intend to allocate significant resources to the overcrowded British market but will focus instead on emerging markets which have (i) a large customer base and potential, and (ii) a large security / monitoring need. This includes

Page - 2

countries in Africa, the Middle East, South America and Asia, and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria) is appointed in Lagos, Nigeria and to date 6 copies of the Condor FMS software and the initial 60 of our Condor iTrac units have been installed in a managed service environment at TrakTag, with specific adaptation of the software to work with Nigerian GIS mapping. Following successful launch with ALC (Abuja Leasing Company), we now have Bayelsa Government, Cross River Government, and Skye Bank as our clients in Nigeria. We launched our own hardware in first quarter of 2007 and since then our units have been sold all around the world. We have also launched internet based solutions to one of the major financial institutions in USA. In January 2008, we launched our own ASP services. Also, we have delivered PDA based mobile data with down load software to a monitoring call center in India for the above financial institution in USA. By launching system now they could see employee getting on and off the bus in real time from anywhere internet connection is provided.

Pursuant to an agreement with Rockson Engineering Company of Nigeria we have supplied and installed 150 units of our Vehicle Tracking, personal tracking and monitoring products. Under the terms of the agreement we will supply both software and hardware to Rockson that will enable them to monitor their vehicles, personnel and machinery in real time.

We are also pursing a commercial partnership with prospects in the Middle East with emphasis on the GCC States and India

Personal Tracking Systems

In March 2007 we commercially launched our own personnel tracking system at the 2007 CeBIT Exhibition. The Condor FMS mTrac was originally developed for one of our clients, and now has been developed further for the general security market. It has SIEMEN's quadraband GSM module to work all around the world. It has 7days standby battery life and a GSM module to determine locations. Highly sophisticated hardware with customer programmable functions allows units to protect business people traveling in hazardous environments as well as for a single worker. We also have clients in Nigeria interested in protecting expatriates at oil and construction sites.

mTrac was launched in first quarter of 2007 since then we have sold 80 units to various customers around the world.

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

Page - 3

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

PRISMS now has been approved by Korean Patent Agency as an IP. Also, we are now waiting for approval from USA, Japan, India, China, and EU. This will take up to 18months.

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

Page - 4

The PRISMS™ technology will begin supply chain trials in mid 2007 and subject to successful testing on a variety of structured tradelane pathways and across multiple cargo types, will be phased in commercially commencing in the 3rd quarter of 2007. We have held early stage talks with two significant logistics players regarding partnering the PRISMS™ technology through the initial trials and talks are still on-going.

Leisure Marine & Exploration

In addition to the commercial fleet management applications discussed above, we have also designed a consumer monitoring solution called Starfish based on PRISMS™ technology which is designed for yachts, motorboats, off-road and explorer vehicles and similar one-off requirements of individuals or groups.

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

Version 1 of the Starfish equipment is now finalized and has finished two successful land and sea based trials with a round the world yacht FKT (www.fkt.co.kr). Also, we are planning to launch a next generation Starfish unit with Satellite and GSM hybrid version as well as a different LEO satellite version to offer clients more choices in the market. Starfish portal has been up and running and we are trying to provide our services to the entire marine industry including both the commercial and leisure markets.

In August, 2006, Saracom Co., Ltd. delivered the initial "Starfish" equipment and we are now in on-going development of LEO & GSM hybrids as well as Iridium based version hardware. Also, by becoming a Navteq service provider, we will provide worldwide map solutions for all of our clients for worldwide tracking solutions.

RFID Solution

Active RFID

With its capability, we are developing a real time asset tracking system. Many businesses have high value assets kept in the office and venerable to theft. Our hardware, with simple installation and network capability, will allow clients to monitor and track assets 24/7. With enhanced software we plan to launch this product by July 2007.

Dual Frequency RFID

Page - 5

This latest state of the art RFID technology is based on a multi frequency format consisting with a 125 MHz and 6.8 GHz radio module. It was originally developed for fast moving object reading or non-battery powered semi-active tag to get a long distance reading. Since September 11th most corporations in the US have set up business continuity departments in case of a disaster with a goal to find out how many people exit a building and through which exit. We use DF RFID to count the number of people. We are also integrating exiting access cards for continuous use as well as Smart cards for intranet security. We anticipate installing DF readers and cards by June 2007.
In August, 2007 we entered into a development arrangement with IPICO to utilize its patented duel frequency RF10 technology to develop a new concept called "Personal Accountability Systems" (PAS). This technology will enable large organizations to track its staff and visitors in the event of an emergency situation in an efficient, cost-effective manner.

After a trial in late March 2007, we received an order in August, 2007 from a global investment bank for the provision of our Condor Scanner Technology into the bank's buildings in New York, Tokyo and Mumbai. In addition, we will provide our Condor PDA System to be installed on buses in Mumbai that transport the bank's personnel. The system enables the bank's personnel to board the bus and records their identification which in turn is transmitted to a monitoring center in New York.

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
Page - 6

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

The Leisure Marine market represents another opportunity for us to enter in that can be served using the satellite components of PRISMS™ technology without any need for the RFM components. The unit, branded Starfish, will be sold in Europe, Australia and the US through a network of marine electronics dealers and other specialist outlets, and may also have applications for small commercial fleet vessels such as fishing boats.

  Approximate Global Markets:
  600,000 leisure craft 25-50' in EU (Starfish)
  450,000 leisure craft 25-50' in the US (Starfish)
  35,000 leisure craft 25-50' in Australasia (Starfish)

Our vehicle-based fleet management system (FMS) is in operation with a small number of vehicle rental companies. With the launch of tri-band GSM/GPRS Condor hardware, we can now actively supply and market our product worldwide

The 2-Track FMS system was awarded its Thatcham Q Class certification - the UK industry-standard security rating from the leading vehicle testing and safety organization.

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

Page - 7

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

To more effectively address our U.S. marketing and technology support efforts on January 4 2007, we formed 2-Track U.S.A. Inc. which is a new wholly-owned subsidiary of 2-Track Global, Inc., in the state of New York. The initial officer of this U.S. Corporation is Mike Jung who is CEO and President. In March, 2007 2-Track USA participated in the CeBIT Exhibition in Hanover, Germany. The CeBIT Exhibition is one of the biggest IT fairs in Europe at which 2-Track presented its CONDOR product line in conjunction with the Cheng Holin Technology Corporation.

Customers

Where we had experienced a high concentration of sales with three major customers in the international market up through 2007, our marketing strategies have now diversified our sales to many customers in the retail and wholesale areas.

Three commercial customers combined accounted for approximately 58% of the consolidated net sales of the Company for the fiscal year ended December 31, 2007. The concentration of sales with a small group of customers places the Company in an adverse position should any of these customers reduce their volume of sales orders with the Company.

Competition

We face competitive environments in all our target markets, but of a very mixed and often complex kind.

In most commercial fleet management solution markets, we compete head- to- head with many other systems using the same or similar components and utilizing identical wireless telephone networks - whether GSM or GPRS format. With commoditization inevitable in mature markets we have focused on creating software solutions for significant emerging markets where competition is less developed and the security need is large. By partnering directly with established resellers with appropriate GIS mapping, technology credentials and often political connections, we are confident of making major inroads in these markets without the need for major marketing expense.

The container monitoring market is a highly attractive one because although it is still evolving, many analysts believe significant opportunities exist in the equipment and services market for

Page - 8

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

Although several different solutions have been developed for both supply chain management (SCM) data needs and container security needs, none has yet been successfully commercially exploited on a large scale. In reality it is likely that the "market" will not evolve into a single solution but into a small number of segments for different cargo and transport requirements - reflecting value, distance, complexity, risk of terrorism and other factors. We intend to target some but not all of these segments with our PRISMS™ technology, representing an estimated 30-40% of all global container traffic.

The most prominent private-sector initiative currently exploring and evaluating "smart" container technology is a multi-party enterprise called the Smart and Secure Tradelanes [SST] Initiative which incorporates a number of shippers, port authorities and operators, technology companies and equipment manufacturers in an affiliation to develop a coherent global information network for container security. One of its founding members Savi Technology has significant experience in tracking assets for the US military over many years in remote locations.

Government Controls and Regulations

PRISMS™ is a multi-format communications architecture under development which can be OEM installed during manufacture or retrofitted to any standard dry, refrigerated or specialized container unit to deliver clear operational benefits to both carriers and their clients (shippers) in complying with new regulations - as well as achieving clear economic benefits. The most immediate of these measures are the initiatives affecting the operations and management of international trade supply chains into and out of the US which include::

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
Page - 9

  conveyancing and personnel security through improved documentation, technology adoption, training and other measures.

  24 Hour Advanced Manifest Rule - The 24-hour rule requires cargo owners to submit cargo manifest information from any port of loading to US ports at least 24 hours before sailing from the final foreign port.

Additionally there are major new maritime measures resulting in changes to the International Maritime Organization (IMO) code on International Ship and Port Facility Security (ISPS) which has seen two new requirements for shipping over 500 gross tones commencing in July 2003:

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

The regulation requires Governments to set security levels and ensure the provision of security level information to ships entitled to fly their flag. Prior to entering a port, or whilst in a port, within the territory of a Contracting Government, a ship shall comply with the requirements for the security level set by that Contracting Government, if that security level is higher than the security level set by the flag Government for that ship.

This risk management concept will be embodied in the Code through a number of minimum functional security requirements for ships and port facilities.

Page - 10

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

Intellectual Property Rights

We own all the intellectual property for our PRISMS™ technology for container monitoring. This includes all the requirements, firmware and software design and planning, and other copyright encompassed in the technical specification for the communications architecture and its specific deployment for the business applications stated in this document. PRISMS now has been approved by Korean Patent Agency as an IP. We have not got IP on PRISM in other countires but filed applications for approval from USA, Japan, India, China, and EU.

We also own the intellectual property rights to two middleware/software applications used for the reporting and presentation of data captured from remote assets such as vehicles, vessels or containers - using PRISMS™ or other GSM-equipped devices, although in most instances third-party GIS licenses are embedded in the final software product.

Research and Development Expenditures

During fiscal years 2007 and 2006, our subsidiary, 2-Track Limited spent approximately $675,016 and $521,062, respectively, on product research and development. It is expected that expenditures for research and development will increase in the current year as 2-Track looks to develop new end-user products and expand its marketing efforts We decided to write off all accumulated research and development expenses as of December 31, 2005 and expense any future research and development costs as they are incurred.

2-Track spent most of its funds in developing three product lines, FMS (a fleet management system), Starfish (a tracking system for ships, yachts and boats), and PRISMS™ (a container tracking system) in 2007. 2-Track finished some of the research and development projects related to FMS and Starfish. The sales in 2006 and 2007 were derived from the sale of FMS products and related software which are gaining a serious recognition in global markets. Several companies have contacted 2-Track to represent 2-Track products in their geographic territories. 2-Track is evaluating all these offers to maximize opportunities. 2-Track is planning to recruit experienced marketing personnel who will establish a marketing division at 2-Track.

As some of the Starfish products are completed, 2-Track is looking for partners who are willing to take trial installation. These products need further trials to best serve customers in global markets.

Page - 11

Employees

On December 31, 2007, we had 1 full-time employee, 1 part-time employees and two Directors working at our London office. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be extremely good.

Factors Affecting Future Operating Results

Despite increasing revenues in 2007, and we have incurred operating losses since inception. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a "going concern" explanation. In the independent accounting firm's opinion, our limited operating history and accumulated net deficit as of December 31, 2007, raise substantial doubt about our ability to continue as a going concern.

2-Track Limited is a development stage company and is in the process of fully implementing its business plan and technologies. 2-Track Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. As a our primary operating subsidiary, 2-Track Limited has only a limited operating history upon which an evaluation of our future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by developing companies which have not yet established an operating track record.

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
Page - 12

The development and marketing of technology products requires significant amounts of capital. To date, both 2-Track and its subsidiaries have relied on the sale of equity securities, loans, and limited sales revenue to meet their operational and capital requirements. Because we have limited revenues, it will be necessary to fund our ongoing operations by selling additional equity or debt securities, secure lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products and technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into other collaborative business transactions would have a material adverse effect on our ability to achieve our intended business objectives. Any future equity financing will result in dilution to current stockholders. Future debt financing will result in interest expense and the risk that we cannot repay such debt when due.

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

Our current manufacturing structure is particularly subject to various risks associated with its use of offshore contract manufacturers, including changes in costs of labor and materials, reliability of sources of supply and general economic conditions in foreign countries. Unexpected changes in foreign manufacturing or sources of supply, and changes in the availability, capability or pricing of foreign suppliers could adversely affect our business and results of operations. The impact of these risks on our operations is difficult to measure, but the inability to alter our strategic marketing, or react properly to changing economic conditions could have an adverse effect on our financial position.

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

Page - 13

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our executive officers are located at 35 Argo House, Kilburn Park Road, London. We lease 800 sq. ft of office space at a monthly rental of about US $4,265.

In January, 2007 we incorporated 2-Track USA, Inc. in the State of New York as our United States subsidiary. In January, 2007 we opened our US corporate office located at 1270 Broadway, #208, , New York, New York. The office is subleased from the current lessor without rental payment. Also, 2-Track U.S.A., Inc. filed an application to open a liaison office in Korea and obtained permission from Korean Government on March 21, 2008. The purpose of the liaison office is to have its own research and development facility in Korea. This office will replace the current research and development sub-contractor located at #501 Jinmi Paragon, 13 Yeouido-dong, Yeongdeungpo-gu, Seoul, Korea.

ITEM 3.    LEGAL PROCEEDINGS

On September 15, 2005, we had proceedings brought against us in the Allegheny County Court, Pennsylvania. The Claimant alleged that he had been the recipient of SPAM email sent by 2-Track. He claimed the sum of $28,000 plus damages and costs. We instructed lawyers locally in Pennsylvania and the Claimant was advised that we had never participated nor would we ever participate in the publication of SPAM email. The Claimant was provided with a copy of a third party report commissioned by us confirming that the SPAM email did not originate from our servers as had been alleged. However, so as to avoid the attendant costs of litigation the complaint was settled and discontinued with prejudice in the sum of $4,250 which was paid in November 2005. We considered this to be the most cost effective way of disposing of what was considered to be a nuisance claim only.

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

None during the fourth quarter of fiscal 2007

Page - 14

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

Year Ended December 31, 2007	Low	High
Fourth Quarter	$ .02	$ .07
Third Quarter	.07	09
Second Quarter	.09	.12
First Quarter	.08	.18
Year Ended December 31, 2006	Low	High
Fourth Quarter	$ .05	$ .28
Third Quarter	.11	.21
Second Quarter	.13	.38
First Quarter	.19	.49

As of April 14, 2008, there were approximately 2500 holders of record of our Common Stock. This amount does not include shares held in street name.

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

Page - 15

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

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 209,850 options were granted in 2006 and 500,000 shares were granted in 2007.

Of the stock options issued pursuant to any equity compensation plan no options were exercised in 2007.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, 2-Track issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "Securities Act")

On December 31, 2007, the Company issued 200,000 shares of restricted common stock at $0.015 per share as an interest payment of $3,000 for the $28,000 loan from Tin Long Investment Company. The shares were issued to one entity with no public solicitation. Consequently, this issuance of securities was exempt from the registration requirements of the Securities Act under Regulation S thereof. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and bear a legend stating the restrictions on resale.

On November 20, 2007, the Board of Directors of 2-Track issued 12,485,580 shares of its restricted common stock, par value $.001, to Nolboo & Co., in Korea in exchange for the cancellation of $624,279 of accounts payable that two subsidiaries of the Company owed to Nolboo & Co. The shares were issued to one entity with no public solicitation. Consequently, this issuance of securities was exempt from the registration requirements of the Securities Act under Regulation S thereof. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and bear a legend stating the restrictions on resale.

On May 9, 2007, the Company sold 2,571,900 shares of restricted common stock at $0.07 per share for aggregate proceeds of $180,033. The issuance of stock was made without any public solicitation to 8 investors who acquired the shares for investment purposes only. The individuals had access to complete information about 2-Track and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and bear a legend stating the restrictions on resale.

Page - 16

On May 7, 2007, the Company issued 5,542,287 shares of restricted common stock at $0.07 per share in satisfaction of $387,960 in liabilities due to the Company's President, Mike Jung. The issuance of the shares was made without any public solicitation and was acquired for investment purposes. Mr. Jung had access to complete information about the Company and was deemed capable of evaluating the merits and risks of this investment. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificates bear a legend stating the restrictions on resale.

On January 8, 2007, the Company issued 500,000 shares of restricted common stock valued at $0.07 per share to a new Director in consideration of his accepting a position on the Company's Board of Directors. The issuance of the shares was made without any public solicitation and was acquired for investment purposes. The individual had access to complete information about the Company and was deemed capable of evaluating the merits and risks of this investment. The shares were issued pursuant to the private placement exemption provided by section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the certificate bears a legend stating the restrictions on resale. These shares vested on January 8, 2008.

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

Page - 17

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

On April 24 and on May 1, 2006, 2-Track sold 954,740 shares of restricted common stock at $0.10-$0.15 per share for aggregate proceeds of $102,000. The issuance of stock was made without any public solicitation to four investors who acquired the shares for investment purposes only. The individuals had access to complete information about 2-Track and were deemed capable of evaluating the merits and risks of this investment. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined by Rule 144 under the Securities Act and bear a legend stating the restrictions on resale

On January 17, 2006 2- Track issued 1,440,000 shares of restricted common stock to Jaemoon Hyun for accepting a position as Director of 2-Track. The shares become vested in January 2007 if Mr. Hyun is a director at that time. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. However, these shares were forfeited on December 30, 2006 when Mr. Hyun resigned from the 2-Track Board of Directors.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2007 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be

Page - 18

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

Plan of Operation for the Next Twelve Months

2-Track Limited is a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. Our plan of operation during 2008 is set forth below.

Our budget for fiscal 2008 is predicated on an aggregate cash requirement of $3.7 million of which $2.3 million is expected to be met through operational revenues, with the balance of $1.4 million expected to be met from financing activities.

The majority of these costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we expect to raise $1.4 million during fiscal 2008 from debt/equity finance activities, and in these circumstances its expenditure will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2008	US Dollars (in 000)
All Payroll	$ 300
All Overheads	$ 2,400
Net Changes in Working Capital	$ 400
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$3,700
Less Gross Margin from Operations	$2,300
NET ANTICIPATED CASH REQUIREMENT	$1,400

Technical Roll-Out

Page - 19

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2008:

Condor FMS	ASP services	Mar 2008
Condor FMS	New Hardware	Nov 2008
Starfish FMS	LEO + GSM	Dec 2008
Starfish VMS	LEO (with Iridium)	Dec 2008
PRISMS™	Working prototypes	Nov 2008
DF Card	Personnel Accountable system	Apr 2008
Active RFID	Asset Tracking	Sep 2008

Business Development

The primary business development targets for 2008 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of LEO + GPRS as well as higher spec hardware for US market during the summer.

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

Results of Operations

Operating Results for the Fiscal Year Ended December 31, 2006 and 2007.

Page - 20

Consolidated revenues for the year ended December 31, 2007 were $471,870 compared to revenues of $414,636 for the year ended December 31, 2006. This increase was due primarily to introduction of new RFID based security device products in the U.S.A.

Cost of sales increased from $189,729 in 2006 to $375,789 in 2007 due primarily to $42,300 of write-off of old inventories, $12,400 of replacement of returned goods, $12,500 of license fee paid for map service and increased cost of supplies from a new vendor. Due to these increased costs gross profits declined to $96,081 for 2007 compared to $224,907 in 2006.

Operating expenses decreased from $1,667,390 in 2006 to $1,400,309 in 2007.
Operating Expenses included the following:

  Directors' fees aggregated $12,000 for the year ended December 31, 2007 and were paid to one non-employee director.
  Operating expenses decreased by $267,081 for the year ended December 31, 2007 as compared to the same period a year earlier mainly due to a decrease of $440,000 in consulting fees on funding offset somewhat by an increase of $153,954 of research and development costs.
  2-Track incurred research and development expenses of $675,016 for the year ended December 31, 2007 for software and enhancements related to FMS, Starfish and PRISMS™ products.
  Professional fees decreased by $413,041 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to decrease in consulting fees on funding services.
  Salary and benefits decreased by $26,994 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to decrease in number of employees.
  Travel and entertainment expenses decreased by $44,208 for the year ended December 31, 2007 as compared to the same period a year earlier primarily due to a decrease in marketing and fund raising activities.
  2-Track incurred no financial consulting expenses for the year ended December 31, 2007 for raising funds.

We had a net loss of $1,315,277 for the year ended December 31, 2007, or $.03 loss per share, compared to a net loss of $1,448,458 for 2006, or $ 0.04 per share. The decrease in net loss was primarily due to the substantial decrease in selling, general and administrative expenses during 2007.

The provision of income taxes for the years ended December 31, 2007 and 2006 was $0.

Liquidity and Capital Resources

2-Track has incurred operating losses during the last two fiscal years which has resulted in an accumulated deficit of $4,243,748 as of the end of fiscal year 2007. At December 31,

Page - 21

2007, we had cash of $5,735 and a negative net working capital of $2,018,826. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

Capital Financing

On April 5, 2007 we received a loan of $28,000 from the Tin Long Investment Company. On December 31, 2007 we issued 200,000 shares of stock in satisfaction of $3,000 of accrued interest on this loan.

During 2007, 2-Track issued 2,571,900 shares of its restricted common stock to raise invested cash proceeds of $180,033 to fund its operating expenses and issued 18,227,867 shares of it common stock in lieu of cash to pay for an aggregate $1,047,443 of liabilities and services rendered to 2-Track.

During the year 2006, 2-Track issued a total of 941,410 shares of its restricted common stock to various investors for aggregate proceeds of $100,000. 2-Track also issued a total of 1,587,419 shares of its restricted common stock to various service providers in payment for services valued at $317,484

During 2006, 2-Track issued 1,600,000 million shares of its restricted stock to The Hartsmoor Consultancy Limited ("Hartsmoor"), a UK-based investment banking boutique in payment for consultancy services valued at $320,000. An additional 33,330 shares were issued to consultants valued at $4,400.

We anticipate requiring a minimum of $1.4 million in additional working capital during the current year to fund our business development and growth although management hopes to achieve a higher figure based on our price per share valuations. It is our intention to pursue equity and debt-based funding strategies through the issue of additional stock and/or long-term borrowing commensurate with a responsible level of debt service commitments.

Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from our major stockholders or other outside sources. If these investors were unwilling or unable to provide necessary working capital to us, we would probably not be able to sustain our full range of operations. There is no current written agreement or contractual obligation, which would require any investors to fund our operations up to a certain amount or indeed continue to finance our operations at all.

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its technology business. Such additional capital may be raised through public or private financing as well as borrowing from other sources. 2-Track may also issue its restricted common stock to various service providers in lieu of cash when acceptable to

Page - 22

the service provider. Although 2-Track believes that its current investors will continue to fund 2-Track's expenses based upon their significant equity interest in 2-Track, there is no assurance that such investors will continue to invest in 2-Track. If adequate funds are not otherwise available, 2-Track would not be able to sustain its planned operations

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the critical accounting policies set forth in Note 2 to the consolidated financial statements affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

ITEM 7.    FINANCIAL STATEMENTS

Page - 23

Michael T. Studer CPA PC

18 East Sunrise Highway, Suite 311
Freeport, NY 11520
Phone: (516) 378-1000
Fax: (516) 546-6220
Email: mts@studercpapc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
2-Track Global, Inc.

I have audited the accompanying consolidated balance sheets of 2-Track Global, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 11, 2007

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US Dollars)
	December 31,
ASSETS	2007	2006
Current Assets
Cash and cash equivalents	$ 5,735	$ 3,098
Accounts receivable	58,398	47,325
Inventories	25,762	43,930
Prepaid expense	5,861	-
TOTAL CURRENT ASSETS	95,756	94,353
Property and Equipment, net of accumulated depreciation of $16,164 and $7,135 respectively	19,486	6,888
Intangible Assets	25,010	24,659
TOTAL ASSETS	$ 140,252	$ 125,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,256,214	1,169,066
Amounts due to related parties	730,368	675,431
Loans payable	128,000	100,000
Total Current Liabilities	2,114,582	1,944,497
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share;
authorized:75,000,000 shares
issued and outstanding 56,337,333 and 35,077,513
shares, respectively	56,337	35,077
Additional paid-in capital	2,371,195	1,164,018
Retained earnings (deficit)	(4,243,748)	(2,928,471)
Accumulated other comprehensive income (loss)	(158,114)	(89,221)
Total Stockholders' Equity (Deficiency)	(1,974,330)	(1,818,597)
Total Liabilities and Stockholders' Equity	$140,252	$ 125,900

See notes to consolidated financial statements.

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed in US Dollars)
	Year Ended December 31,
	2007	2006
Net Sales	$ 471,870	$ 414,636
Cost of Sales	(375,789)	(189,729)

Gross Profit	96,081	224,907
Operating expenses:
Selling, general and administrative	716,428	1,140,275
Research and development	675,016	521,062
Depreciation of property and equipment	6,405	4,893
Amortization of intangible assets	2,460	1,160
Total operating expenses	1,400,309	1,667,390
Loss From Operations	(1,304,228)	(1,442,483)
Other Income(Expenses)
Interest income	376	449
Interest expense	(10,189)	(6,424)
Loss before income taxes	(1,314,041)	(1,448,548)
Income taxes	(1,236)	--
Net loss	$ (1,315,277)	$(1,448,548)
Net loss per share - basic and diluted	$ (0.03)	$ (0.04)
Weighted average number of shares outstanding-
basic and diluted	41,911,873	34,449,184

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S.Dollars)
	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,315,277)	$(1,448,458)
Adjustments to reconcile net income(loss) to net cash Provided by (used for) operating activities
Depreciation	8,865	6,053
Foreign currency translation adjustment	(68,893)	(122,319)
Stock -based compensation	40,667	330,749
Changes in operating assets and liabilities
Accounts receivable and value added tax	(11,073)	34,776
Inventory	18,168	(31,878)
Prepaid expenses	(5,861)	20,000
Accounts payable and accrued expenses payable	34,083	624,530
Income Taxes payable	53,065	(31,113)
Net Cash provided by (used for) operating activities	(1,246,256)	(617,660)
Cash Flow from Investing Activities
Property and Equipment additions	(19,003)	(7,514)
Intangible assets additions	(2,811)	(25,819)
Net Cash provided by (used for) Investing Activities	(21,814)	(33,333)
Cash Flow from Financing Activities
Proceeds from sales of common stock	1,187,772	100,000
Proceeds from Loans Payable	28,000	100,000
Increase in amounts due to related parties	54,935	433,028
Net Cash provided by (used for) financing activities	1,270,707	633,028
Increase (decrease) in cash and equivalents	2,637	(17,965)
Cash and cash equivalents , beginning of period	3,098	21,063
Cash and cash equivalents , end of period	$5,735	$3,098
Supplemental disclosures of cash flow information:
Interest paid	$ 10,189	$5,975
Income taxes paid	--	--
Noncash Financing activities:
Issuance of common stock in satisfaction of accounts payable and accrued expenses payable	$ 627,279	197,484
Issuance of common stock in satisfaction of amounts due to related parties	$ 387,960	120,000

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBSIDIARY Consolidated Statements of Stockholders' Equity (Deficiency) Years Ended December 31, 2006 and 2007 (Expressed In U.S. Dollars)
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Decifit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance, December 31, 2005	30,915,354	$ 30,915	$ 419,947	$ (1,480,013)	$ 33,098	$ (996,053)
Sale of common stock	941,410	942	99,058	--	--	100,000
Issuance of common stock in satisfaction of liabilities	1,587,419	1,587	315,897	--	--	317,484
Issuance of common stock for services	1,633,330	1,633	322,767	--	--	324.400
Stock options expense	--	--	6,349	--	--	6,349
Net loss	--	--	--	(1,448,458)	--	(1,448,458)
Foreign currency translation adjustment	--	--	--	--	(122,319)	(122,319)
Balance, December 31, 2006	35,077,513	35,077	1,164,018	(2,928,471)	(89,221)	(1,818,597)
Sale of common stock	2,571,900	2,572	177,461	--	--	180,033
Issuance of common stock in satisfaction of liabilities	18,227,867	18,228	997,011	--	--	1,015,239
Issuance of common stock for services	460,053	460	31,744	--	--	32,204
Reversal of previous subscription	--	--	(7,500)	--	--	(7,500)
Stock option expense	--	--	8,461	--	--	8,461
Net loss	--	--	--	(1315,277)	--	(1315,277)
Foreign currency translation adjustment	--	--	--	--	(68,893)	(68,893)
Balance, December 31, 2007	56,337,333	56,337	2,371,195	(4,243,748)	(158,114)	(1,974,330)

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

Note 1.   NATURE AND CONTINUANCE OF OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed in October 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction). Limited sells computer applications primarily used by customers for security activities and vessel and vehicle fleet management.

On January 4, 2007, TOTG incorporated 2-Track U.S.A., Inc. ("TTNY") in the state of New York. TTNY markets Limited's and other products and services in North America.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $4,243,748 since inception and has a working capital deficiency of $2,018,826 as at December 31, 2007. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of TOTG and its Subsidiaries Limited and TTNY (collectively, the "Company"). All inter company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of TOTG have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) .

Certain items have been reclassified to conform to the current year presentation.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

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

Revenue Recognition

The Company enters into agreements to sell products (hardware or software), services, and other arrangements that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

Research and development

Research and development costs are expensed as incurred.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Disclosure about fair value of financial instruments

The Company estimates that the fair value of all financial instruments at December 31, 2007 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Concentration of customers

Three commercial customers combined accounted for approximately 58% of the consolidated net sales of the Company for the fiscal year ended December 31, 2007. The concentration of sales with a small group of customers places the Company in an adverse position should any of these customers reduce their volume of sales orders with the Company

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

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

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at the year-end exchange rates ($ 2.0161 at December 31, 2007). Limited revenues and expenses are translated into United States dollars of weighted average exchange rates for the period ($ 1.9895 for the year ended December 31, 2007). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans.

Property and Equipment

The Company depreciates its property and equipment using the straight-line method over the assets' estimated useful lives.

Intangible assets

Intangible assets represent filing and other costs associated with patents relating to the Company's Positional Real-Time Integrity and Status Monitoring System ("PRISMS™"). The patent costs are amortized using the straight-line method over the estimated useful economic life of 10 years.

Note 3.   PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
Cost	$35,650	$14,023
Accumulated depreciation	(16,164)	(7,135)
Net	$19,486	$6,888

Note 4.   INTANGIBLE ASSETS

Intangible assets represent filing and other costs associated with patents relating to the Company's Positional Real-time Integrity and Status Monitoring System ("PRISMS"). The patent costs are amortized over the expected useful economic life of 10 years

	December 31,
	2007	2006
Cost	$28,630	$25,819
Accumulated depreciation	(3,620)	(1,160)
Net	$25,010	$24,659

Estimated patent amortization expense for each of the Company's five succeeding fiscal years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $2,863. respectively.

Note 5.   AMOUNTS DUE TO RELATED PARTIES

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

Amounts due to related parties consist of:

	December 31,	December 31,
	2007	2006
Unpaid compensation due to a director and officer	$360,000	$120,000
Directors' fees payable to a director	24,000	12,000
Consulting fees payable to a former director	228,000	108,000
Loans and advances from a director and a officers and officer, non-interest bearing, due on demand	118,368	435,431
Total	$730,368	$675,431

Total compensation costs paid and accrued to related parties (and included in selling, general and administrative expenses) for the years ended December 31, 2007 and 2006 were $372,000 and $240,000, respectively.

Note 6.   LOANS PAYABLE

Loans payable consist of:

	December 31,	December 31,
	2007	2006
Due Octagon Investment S.A., interest at 5%,due in monthly installments commencing February 12,2008	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	--
Total	$128,000	$100,000

Note 9.   INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2007 and 2006 since TOTG, Limited, and TTNY incurred net losses in such years.

Based on management's present assessment, the Company has not yet determined it to be more likely than not than a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustmentsas appropriated. The operating loss carryforwards expire in varying amounts from years 2022 to 2027.
Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 7.   PENSION AND EMPLOYMENT LIABILITIES

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 (Expressed In U.S. Dollars)

The Company does not have liabilities as at December 31, 2007 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Common Stock Issuances

On April 24, 2006, the Company sold a total of 808,000 shares of common stock to 2 investors for a total of $80,000. On May 1, 2006, the Company sold 133,330 shares of common stock to another investor for $20,000 and issued 13,330 shares of common stock (valued at $2,000) to the introducing party. On May 25, 2006, the Company issued a total of 1,587,419 shares of common stock (600,000 shares to a director and 987,419 shares to two other creditors) in satisfaction of $120,000 due to related parties and $197,484 accounts payable and accrued expenses payable.

On September 1, 2006, the Company issued 1,600,000 shares to a consultant for services rendered. This stock grant was valued at $320,000 and was charged to operations in the three months ended September 30, 2006.

On May 7, 2007, the Company issued 5,542,287 shares of restricted common stock of the Company to Mike Jung, president, CEO and CFO, in exchange for the cancellation of $387,960 indebtedness due him.

On May 9, 2007 the Company completed a sale of a total of 2,571,900 shares of restricted common stock to a group of investors in Denmark for a total purchase price of $180,033. The share price received from the various parties was $.07 per share.

On November 22, 2007, the Company issued 12,485,580 shares of restricted common stock of the Company to Nolboo & Co., a research and development company, in exchange for the cancellation of $624,279 of accounts payable to Nolboo & Co.

On December 31, 2007, the company issued 200,000 shares of restricted common stock of the Company to Tin Long Investment Company as an interest payment of $3,000 on a loan of $28,000.

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

As previously reported on Form 8-K, in light of Mr. Moen's retirement, our Board of Directors, on December 12, 2006, took action to replace Moen & Company with Michael T. Studer CPA P.C., 18 East Sunrise Highway, Suite 311, Freeport, New York, Mr. Studer's engagement was effective on December 12, 2006. Michael T. Studer CPA P.C. completed a review of our unaudited financial statements for the first three quarters of 2006 and conducted the audit of our financial statements for the year ended December 31, 2006.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")_) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and

Page - 25

communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for 2-Track Global in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (i)      require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of 2-Track Global are being made in accordance with authorizations of management and directors of 2-Track Global;

  (iii)      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of 2-Track Global's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management's assessment of the effectiveness of 2-Track Global's internal control over financial reporting as of the year ended January 31, 2008 is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

  This annual report does not include an attestation report of 2-Track Global's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by 2-Track Global's registered public accounting firm pursuant to temporary rules of the SEC that permit 2-Track Global to provide only management's report in this annual report.

  Changes in Internal Control Over Financial Reporting.

  Page - 26

  There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8B.    OTHER INFORMATION

  None

  Page - 27

  PART III

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With 2-Track	Director Since
Woo Sun Mike Jung	41	Chief Executive Officer, Chairman, President and Chief Financial Officer	11/30/04
Frank Snortheim (2)	51	Director	1/4/07

  Woo Sun Mike Jung became a Director and President on November 30, 2004. On April 24, 2005 he also assumed the position of Chief Financial Officer. He is a Korean national and has been the managing director of 2-Track Limited since October 2002. He previously served as the Technical Director for Tiger Telematics for hardware purchase from February 2002 to July 2002. He was the European representative for Techway Inc. from September 2000 to January 2002

  Frank Snortheim became a Director on January 4, 2007. Mr. Snortheim has been an investment director of InnFond P/S, Copenhagen, Denmark since 2003, with responsibility for identifying new investment opportunities, preparing business plans, identifying potential partners, coaching management teams and identifying new financing partners. Prior to this position, from December, 1999 to March, 2003, Mr. Snortheim was a vice president for Handelsbanken Capital Markets, a division of Svenska Handelsbanken AB, Sweden, Corporate Finance, Copenhagen, Denmark. Mr. Snortheim also spent two years working for Washington Equity Partners, Washington, D.C. where he was a director and partner. Prior to his work with Washington Equity Partners, Mr. Snortheim worked with DSC Communications, Plano, Texas as director for strategic marketing. Mr. Snortheim has an executive education from INSEAD, Fontainebleau, France and MBA studies from Marquette University Graduate School, MS in Economics with finance major from Copenhagen Business School and a BA in Business from Copenhagen Business School.

Page - 28

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board

Family Relationships

There are no family relationships between any director and executive officer.

Board Meetings and Actions

The Board of Directors of the Company held 10 meetings and did not act by written consent during the year ended December 31, 2007. Each director during the year 2007 participated in 75% or more of the aggregate number of meetings of the Board held or action by written consent taken during the year 2007.

Corporate Governance

The Board does not currently have separately-designated Audit, Executive or Compensation Committees. The functions of these committees are performed by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of such forms received by us, or on written representations from certain reporting persons that no other filings were required for such persons, we believe that, during the fiscal year ended December 31, 2007, our executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request by e-mail at "www.2-TrackGlobal.com" or in writing by mail to: 2-Track Global, Inc., 35 Argo House, Kilburn Park Road, London, UK NW6 5LF, Attn: Corporate Secretary

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track's Principal Executive Officer during the last two most recently complete fiscal years. No other officer but one director received annual compensation in excess of $100,000 during the last completed fiscal year.

Page - 29

SUMMARY COMPENSATION TABLE
Name & Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Jung (CEO)	2007	120,000(1)	-0-	-0-	-0-	-0-	-0-	120,000
	2006	120,000(1)	-0-	1,079(4)	-0-	-0-	-0-	120,000
Jae Hyun(Consultant/former Director)	2006	-0-	(2)	1,079(4)	-0-	-0-	120,000(3)	120,000

(1) Amount included $120,000 paid as compensation by 2-Track Limited (a wholly owned subsidiary). $120,000 of this amount was accrued but not paid during 2005 or 2006.
(2) Mr. Hyun was issued 1,440,000 shares on January 17, 2006 however these shares were forfeited on December 30, 2006 upon his resignation as a Director.
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

Employment Agreements

There are no employment agreements with any officer or employee of 2-Track.

Incentive and Stock Option Plans

The 2-Track 2006 Employee Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on January 31, 2006. This Plan will allow us to grant stock or options as compensation to officers and employees. The Plan is authorized to grant stock or options of up to 3,000,000 shares. Options to purchase 300,000 shares of 2-Track common stock were granted under this Plan during 2006. No options were granted during 2007.

Page - 30

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Option(#) Exerisable (b)	Number of Securities Underlying Unexercised Option(#) Unexercised (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($) (j)
CEO	51,000	-0-	-0-		$-0-	-0-	-0-	-0-	-0-
Frank Snortheim	-0-	-0-	-0-	-0-	-0-	500,000		$-0-	-0-

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation of Directors

We currently pay $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.'s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 3,000,000 shares. Options to purchase 300,000 shares of 2-Track common stock were granted under this Plan during 2006. During 2007 Mr. Snortheim was granted 500,000 shares under this Non-Employee Director Plan upon his appointment to the Board of Directors. These shares vest in January, 2008 upon the first anniversary date from the date of issuance.

Page - 31

DIRECTOR COMPENSATION DURING 2007
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mike Jung							-0-
Frank Snortheim	$ 12,000	35,000					$ 12,000

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

Page - 32

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of 2-Track's Common Stock beneficially owned as of April 14, 2008 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track's Common Stock.

Title of class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent
	Officers and Directors
Common Stock	Mike Jung	Chairman, President and CFO	14,953,287 (1)	26.54%
Common Stock	Jin Young Shin 35 Argo House Kilburn Park Road London, UK NW6 5LF	Secretary	2,160,000	3.83%
Common Stock	Frank Snortheim	Director	500,000.09%
	All officers and directors as a group (2 individuals)		15,453,287	27.43%
	Shareholders owning 5% or more
	Nolboo & Co. 501 Jinmi Paragon 13 Yeouido-Dong Seoul, South Korea 150-870		12,485,580	22.16%

(1) Amount includes 51,000 shares issuable under stock options exercisable within 60 days of April 14, 2008.

Page - 33

Equity Compensation Plan Information

Information in the table below is as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	300,000	$0.21	5,200,000
Equity compensation plans not approved by security holders	N/A	_____	_______
Total	300,000	$0.21	5,200,000

Changes of Control of Company

There were no current arrangements which may result in a future change in control of 2-Track.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

On November 20, 2007, 2-Track issued 12,485,580 shares of common stock to Nolboo & Co. in satisfaction of $624,279 of accounts payable owed to Nolboo & Co. for research and development work performed on behalf of 2-Track.

The President of 2-Track had loans to the Company outstanding of $473,190 as of December 31, 2007. These loans bear no interest, are unsecured and due on demand. On May 7, 2007, 2-Track issued 5,542,287 shares of common stock in satisfaction of $387,960 in loans owed to the President. The shares were valued at $0.07 per share which was the same value given to shares issued to an unaffiliated third party at about the same time.

ITEM 13.    EXHIBITS

Exhibit 2.1	Plan and Agreement of Reorganization, dated November 30, 2004 between ECP Ventures, Inc., 2-Track Limited and certain stockholders of 2-Track Limited.
Exhibit 3.1(1)	Articles of Incorporation
Exhibit 3.2	Certificate of Amendment to Articles of Incorporation
Page - 34

Exhibit 3.3(1)	Bylaws
Exhibit 4.1(1)	Specimen Stock Certificate
Exhibit 4.2(1)	Promissory note to LCC Ventures Corp for $50,000
Exhibit 10.1.1	Termination of Option Agreement with Larry Sastad
Exhibit 10.2(2)	PRISMS™ technology development agreement with ChengHolin Technology dated December 5, 2005
Exhibit 10.2.1(2)	Modification of PRISMS™ technology development agreement with ChengHolin Technology dated December 13, 2005
Exhibit 10.3(2)	Agreement to develop, manufacture and supply "Starfish" products with Saracom
Exhibit 10.4(2)	Marketing and distribution agreement with Hansworth ME LLC
Exhibit 31.1*	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1(1)	Subscription Agreement
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the SEC on May 27, 2002
(2) )Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 21, 2006. * Included with this Form 10-KSB

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2-Track's fiscal years ended December 31, 2006 and December 31, 2007, 2-Track was billed the following aggregate fees by Michael T. Studer PCC ("Studer").

Audit Fees

The aggregate fees billed by Studer to 2-Track for professional services rendered for the audit of 2-Track's financial statements for the last two fiscal year, for reviews of the financial statements included in 2-Track's Forms 10-QSB for the fiscal year, and for services provided by Studer in connection with statutory or regulatory filings for the fiscal year, were $23,000 for the fiscal year 2006 and $23,000 for the fiscal year 2007.

Audit Related Fees

Page - 35

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

Page - 36

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                  2-TRACK GLOBAL, INC.

Date: April 14, 2008                                              By   /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         President and Chief Executive

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Woosun Jung
Woosun Jung	Chairman of the Board, President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008
/s/ Woosun Jung
Frank Snortheim	Director	April 14, 2008

Page - 37