Form 10QSB
period 2008-03-31
2-Track Global, Inc.
filed 2008-05-14
CIK 1174290

SEC File Number:333-89208
                           CUSIP Number: 90212C 10 8

                                   FORM NT-10Q

		   U.S. SECURITIES AND EXCHANGE COMMISSION
       			   WASHINGTON, D.C.  20549


                      NOTIFICATION OF LATE FILING

(Check One):
   [_] Form 10-K and Form 10-KSB    [_] Form 20-F    [_] Form 11-K
               [X] Form 10-QSB and Form 10-KSB   [_] Form N-SAR

          		For Period Ended:  March 31, 2008


     [_]  Transition Report on Form 10-K

     [_]  Transition Report on Form 20-F

     [_]  Transition Report on Form 11-K

     [_]  Transition Report on Form 10-Q

     [_]  Transition Report on Form N-SAR

          For the Transition Period Ended:N/A

Nothing in this Form shall be construed to imply that the Commission has verified any information herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A





                                     PART I
                             REGISTRANT INFORMATION


2-Track Global, Inc.
--------------------------------------------------------------------------------
Full name of registrant

--------------------------------------------------------------------------------
Former name if applicable

ECP Ventures, Inc.
--------------------------------------------------------------------------------
Address of principal executive office (Street and number)

35 Argo House, Kilburn Park Road, London, UK NW6 5LF
--------------------------------------------------------------------------------
City, state and zip code



                                    PART II
                             RULE 12b-25(b) AND (c)

     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

[X]  |    (a)  The reasons  described in  reasonable  detail in Part III of this
     |         form  could  not be  eliminated  without  unreasonable  effort or
     |         expense;
     |
     |    (b)  The subject annual report,  semi-annual report, transition report
     |         on Form 10-K,  20-F,  11-K, Form N-SAR, or Fiorm N-CSR or portion
     |         thereof  will  be filed  on  or  before  the  15th  calendar  day
     |         following the prescribed  due  date;  or  the  subject  quarterly
     |         report or transition report on Form 10-Q, or portion thereof will
     |         be  filed  on  or  before  the  fifth  calendar day following the
     |         prescribed due date; and
     |
     |    (c)  The  accountant's  statement  or other  exhibit  required by Rule
     |         12b-25(c) has been attached if applicable.




                                    PART III
                                   NARRATIVE

State below in reasonable detail the reasons why the Form 10-K and Form 10-KSB, 20-F, 11-K, 10-Q and Form 10-QSB, N-SAR or the transition report or portion thereof, could not be filed within the prescribed period.

The Company could not complete the Form 10-QSB within the prescribed time because of additional time required by the auditor to provide certain information to be included in the quarterly report.





                                    PART IV
                               OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

                      Jae Hyun                        914         472-3163
     ---------------------------------------------------------------------------
                       (Name)                     (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                                 [X] Yes  [_] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                 [ ] Yes  [X] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                              2-Track Global, Inc.
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date May 14, 2008              By  /s/Mike Jung
    -------------------            ---------------------------------------------
                                   Mike Jung, CEO