Form 10QSB
period 2008-03-31
2-Track Global, Inc.
filed 2008-05-20
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of March 31, 2008 was 56,377,280

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Transitional Small Business Disclosure Format (Check One): Yes ____ No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Page - 1

Large accelerated filer ________Accelerated filer _________

Non-accelerated filer ________Smaller reporting company ____X___

Page - 2

INDEX

Page
PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	N/A
ITEM 4T. CONTROLS AND PROCEDURES	23
PART II - OTHER INFORMATION	21
ITEM 6. EXHIBITS	21
SIGNATURES	24

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 4

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed In US. Dollars)
ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$ 2,114	$ 5,735
Accounts receivable	67,319	58,398
Inventories	58,093	25,762
Prepaid expenses	-	5,861
TOTAL CURRENT ASSETS	127,526	95,756
Property and Equipment, net of accumulated depreciation of $18,352 and $16,164, respectively	14,675	19,486
Intangible Assets, net of accumulated amortization of $4,452 and $3,620, respectively	28,839	25,010
TOTAL ASSETS	$ 171,040	$ 140,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,442,524	$ 1,256,214
Amounts due to related parties and former director	815,156	730,368
Loan payable	128,000	128,000
TOTAL CURRENT LIABILITIES	2,385,680	2,114,582
Stockholders' Equity (Deficiency)
Common stock, per value $0.001 per share; authorized
75,000,000 shares, issued and outstanding 56,377,280 and 56,337,333 shares, respectively	56,377	56,377
Additional paid in capital	2,376,069	2,371,195
Retained earnings (Deficit)	(4,524,666)	(4,243,748)
Accumulated other comprehensive income (loss)	(122,420)	(158,114)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,214,640)	(1,974,330)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 171,040	$ 140,252

See notes to consolidated financial statements.

Page - 5

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed In U.S. Dollars)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Sales	$ 16,518	$ 20,868
Cost of Sales	12,487	42,993
Gross Profit (Loss)	4,031	(22,125)
Operating expenses:
Selling, general and administrative	124,013	160,236
Research and development	153,910	156,000
Depreciation of property and equipment	4,811	1,789
Amortizaion of intangible assets	832	645
Total operating expenses	283,566	318,670
Income (Loss) From Operations	(279,535)	(340,795)
Other Income and (Expense):
Interest income	10	47
Interest expense	(1,393)	(1,390)
Other income (expense) - net	(1,383)	(1,343)
Income (Loss) Before Income Taxes	(280,918)	(342,138)
Income Taxes	-	-
Net Income (Loss)	$ (280,918)	$ (342,138)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding - basic and diluted	56,357,307	35,091,402

See notes toconsolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Expressed In U.S. Dollars)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From
Operating Activities
Net loss	$ (280,918)	$ (342,138)
Stock-based compensation	4,914	7,949
Depreciation of property and equipment	4,811	1,788
Amortization of intangible assets	832	645
Foreign currency translation adjustment	35,694	8,169
Changes in operating assets and liabilities:
Accounts receivable	(8,921)	12,752
Inventories	(32,331)	(170,594)
Prepaid expenses	5,861	-
Accounts payable and accrued express payable	186,310	330,545
Cash provided by (used in) operating activities	(83,748)	(150,884)
Cash Flows from Investing Activities
Property and equipment additions	-	(3,594)
Intangible assets activies	(4,661)	-
Cash used in investing activities	(4,661)	(3,594)
Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-
Loan payable	-	-
Amounts due to related parties and former director	84,788	153,588
Cash provided by (used in) financing activities	84,788	153,588
Increase (decrease) in cash	(3,621)	(890)
Cash, Beginning of period	5,735	3,098
Cash, End of period	$ 2,114	$ 2,208

Supplemental disclosures of cash flow information:
Interest paid	$ 1,393	$ 1,794
Income taxes paid	$ -	$ -

See notes to consolidated financial statements.

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2008 (Unaudited)

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

On January 4, 2007, TOTG incorporated 2-Track U.S.A., Inc. ("TTNY") in the state of New York. TTNY sells devices and software applications primarily used by business customers for security purposes.

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $4,524,665 since inception and has a working capital deficiency of $2,258,153 as at March 31, 2008. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with

Page - 8

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2008(Unaudited)

Note 2.   INTERIM FINANCIAL STATEMENTS (Cont'd)

instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10 - KSB.

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTOR

Amounts due to related parties and former director consist of:

	(Unaudited)	(Audited)
Unpaid compensation:
Chief executive officer	$390,000	$360,000
Consultant and former director	243,000	228,000
Director	24,000	24,000
Loans and advances payable, non-interest bearing, due on demand
Chief executive officer	153,010	118,368
Director	5,089	-
Consultant and fomer director	57	-
Total	$815,156	$730,368

Note 4.   LOAN PAYABLE

Page - 9

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2008(Unaudited)

Note 4.   LOAN PAYABLE (Cont'd)

On February 22, 2006, a $100,000 loan at 5% interest was received without collateral from Octagon Investment SA, repayable in 10 monthly installments commencing February 22, 2007. During the term of the loan, Octagon has the right to convert any outstanding balance into common shares at a price of $0.39 per share, the market price of the shares at the date the funds were advanced.

In March 2008, the repayment schedule of the loan was revised to commence February 22, 2009

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2008 and 2007 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not than a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2023 to 2028

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

Page - 10

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2008(Unaudited)

The Company does not have liabilities as at March 31, 2008 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 7.   STOCKHOLDERS'S EQUITY

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

Common Stock Issuance

On January 9, 2007, the Company issued 500,000 shares of common stock to Frank Snortheim for accepting a position as director of the Company. This stock grant, which vested on January 18, 2008, was valued at a total of $35,000 and was charged to operations ratably over the one year requisite service period.

Stock options

Page - 11

2-TRACK GLOBAL, INC. AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements March 31, 2008(Unaudited)

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the three months ended March 31, 2008, no options were exercised or forfeited and 300,000 stock options are outstanding at March 31, 2008, 104,700 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost is being recognized over the requisite service period of the respective parties. $ 2,116 was charged to operations in the three months ended March 31, 2008 and $ 32,235 is the unrecognized compensation cost at March 31, 2008.

Note 8.   BUSINESS CONCENTRATIONS

Two customers accounted for 76% and 24%, respectively, of consolidated sales for the three months ended March 31, 2008

Page - 12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like 2-Track "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from 2-Track's expressed expectations because of risks and uncertainties about the future. 2-Track does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of 2-Track's business are discussed throughout this Form 10-Q and should be considered carefully.

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

As a minimum we expect to raise $1.4 million during fiscal 2008 from debt/equity finance activities. However, if we do not reach the aggregate cash levels anticipated our expenditures will be curtailed significantly from the figures outlined in the table below.

Page - 14

CASH ALLOCATION BY ACTIVITY - BUDGET	U.S. Dollars in (000)
All Payroll	$300
All Administrative Expenses	$ 2,400
Net Changes in Working Capital	$ 400
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$ 3,700
CASH ALLOCATION BY ACTIVITY - BUDGET
Less Gross Margin from Operations	$ 2,300
NET ANTICIPATED CASH FINANCING	$ 1,400

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2008:

Condor FMS	ASP services	Apr 2008
Condor FMS	New Hardware	Nov 2008
Starfish FMS	LEO + GSM	Dec 2008
Starfish FMS	LEO (with Iridium)	Dec 2008
PRISMS™	Working prototypes	Nov 2008
DF Card	Personnel Accountable System	Apr 2008
Active RFID	Asset Tracking	Sep 2008

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

Page - 15

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

Results of Operation

2-Track (formerly ECPV) has been engaged in asset tracking and security technologies since November 30, 2004.

Three-Month Period Ended March 31, 2008 versus 2007

During the quarter ended March 31, 2008, we had revenues of $16,518 compared to $20,868 for the same quarter of 2007. The decreased revenue was due to the fact that some of the anticipated sales were not realized in this quarter but deferred. Cost of sales decreased to $12,487 compared to $42,993 for the quarter ended March 31, 2007. The decrease in cost of sales was due to the higher cost of goods sold due to the write-offs of returned goods from customers that were sold in 2007 and reflected in the first quarter of 2007. Gross profits were $4,031 compared to $-22,125 for the same quarter of 2007 due to the unusually high cost of sales recognized in the first quarter of 2007.

General and administrative expenses decreased significantly from $160,236 for the quarter ended March 31, 2007 to $124,013 for the quarter ended March 31, 2008. The Company paid or accrued $50,016 of wages and salaries during the quarter ended March 31, 2008. Professional and consulting fees were $34,681 for the quarter. We incurred research and development expenses of $153,910 in this quarter primarily related to our FMS products and $156,000 for the first quarter of 2007. We also incurred interest expense of $1,393 in this quarter compared to $1,390 of interest expense during the same quarter of 2007

We incurred a net loss of $280,918 for the quarter ended March 31, 2008 compared to a net loss of $342,138 for the same quarter in 2007. The smaller loss during the quarter ended March 31, 2008 reflects the significant decrease in cost of sales and selling, general and administrative expenses.

Off-Balance Sheet Arrangements

Page - 16

During the quarter ended March 31, 2008, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of March 31, 2008, 2-Track had an accumulated deficit of $4,524,665. At March 31, 2008, 2-Track had cash and cash equivalents of $2,114 and a working capital deficit of $2,258,153. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the first three months of 2008 we were not able to raise any capital.

2-Track hopes to realize up to $2.3 million from operational revenues and to secure a minimum of $1.4 million in additional outside capital during the next 12 month period to fund its business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

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

As of March 31, 2008, 2-Track's principal commitments include a lease commitment for two years at approximately $1,310 per month for 2-Track's corporate offices in London.

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

Page - 17

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

ITEM 4T.    CONTROLS AND PROCEDURES

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

Page - 18

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

                                                                                  2-Track Global, Inc.

Date: May 20, 2008                                                /s/

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Page - 19

Date: May 20, 2008                                                /s/

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer

Page - 20