Form 10QSB
period 2008-06-30
2-Track Global, Inc.
filed 2008-08-18
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes ____X____   No _________

The number of shares of the issuer's common stock outstanding as of June 30, 2008 was 56,377,280.

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

Large accelerated filer ____                Accelerated filer ____

Non-accelerated filer ____              Smaller reporting company _X_

Page - 2

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 4

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed In US. Dollars)
ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current Assets
Cash	$ 1,408	$ 5,735
Accounts receivable	45,987	58,398
Inventories	94,100	25,762
Prepaid expenses	-	5,861
TOTAL CURRENT ASSETS	141,495	95,756
Property and Equipment, net of accumulated depreciation of $20,060and $13,541, respectively	12,967	19,486
Intangible Assets, net of accumulated amortization of $5,310and $3,620, respectively	28,994	25,010
TOTAL ASSETS	$ 183,456	$ 140,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,514,276	$ 1,256,214
Amounts due to related parties and former director	879,419	730,368
Loan payable	128,000	128,000
TOTAL CURRENT LIABILITIES	2,521,695	2,114,582
Stockholders' Equity (Deficiency)
Common stock, per value $0.001 per share; authorized
75,000,000 shares, issued and outstanding 56,377,280 and 56,337,333 shares, respectively	56,377	56,337
Additional paid in capital	2,378,185	2,371,195
Retained earnings (Deficit)	(4,670,441)	(4,243,748)
Accumulated other comprehensive income (loss)	(102,360)	(158,114)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,338,239)	(1,974,330)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 183,456	$ 140,252

See notes to consolidated financial statements.

Page - 5

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed In U.S. Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 479,647	$ 229,411	$ 496,165	$ 250,279
Cost of Sales	246,682	103,844	259,169	146,837
Gross Profit (Loss)	232,965	125,567	236,996	103,442

Operating expenses:
Selling, general and administrative enpenses	$ 213,586	$ 206,829	$ 337,599	$ 376,015
Research and development	161,387	152,362	315,297	299,413
Depreciation of property and equipment	1,708	1,285	6,519	3,073
Amortization of intangible assets	858	816	1,690	1,461
TOTAL OPERATING EXPENSES	377,539	361,292	661,105	679,962
Income (Loss) From Operations	(144,574)	(235,725)	(424,109)	(576,520)
Other Income and (Expenses):
Interest income	171	30	181	77
Interest expense	(1,372)	((1,416)	(2,765)	(2,806)
OTHER INCOME (EXPENSE) - NET	(1,201)	(1,386)	(2,584)	(2,729)
Income (Loss) Before Income Taxes	(145,775)	(237,111)	(426,693)	(579,249)
Income Taxes	-	-	-	-
Net Income (Loss)	$ (145,775)	$ (237,111)	$ (426,693)	$ (579,249)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding - basic and diluted	56,377,280	39,634,607	56,367,294	39,238,603

See notes toconsolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Expressed In U.S. Dollars)
	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From
Operating Activities
Net loss	$ (426,693)	$ (579,249)
Adjustiments to reconcile net loss to net cash provided by (used in operating activities):
Stock-based compensation	7,030	18,791
Depreciation of property and equipment	6,519	3,093
Amortization of intangible assets	1,690	1,460
Foreign currency translation adjustment	55,754	(33,157)
Changes in operating assets and liabilities:
Accounts receivable	12,411	(16,127)
Inventories	(68,338)	(131,615)
Other receivable	-	(49,378)
Prepaid expenses	5,861	(49,668)
Accounts payable and accrued express payable	258,062	439,407
Cash provided by (used in) operating activities	(147,704)	(396,443)
Cash Flows from Investing Activities
Property and equipment additions	-	(19,002)
Intangible assets additions	(5,674)	(6,826)
Cash used in investing activities	(5,674)	(25,828)
Cash Flows from Financing Activities
Proceeds from sales of common stock	-	567,992
Loan payable	-	-
Amounts due to related parties and former director	149,051	(86,123)
Cash provided by (used in) financing activities	149,051	481,869
Increase (decrease) in cash	(4,327)	59,598
Cash, Beginning of period	5,735	3,098
Cash, End of period	$ 1,408	$ 62,696

Supplemental disclosures of cash flow information:
Interest paid	$ 2,765	$ -
Income taxes paid	$ -	$ -

See notes to consolidated financial statements.

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2008 (Unaudited)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $4,670,441 since inception and has a working capital deficiency of $2,380,200 as at June 30, 2008. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial

Page - 8

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2008 (Unaudited)

statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTORS

Amounts due to related parties and former director consist of:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Unpaid compensation:
Chief executive officer	$420,000	$360,000
Consultant and former director	273,000	228,000
Director	24,000	24,000
Loans and advances payable
non-interest bearing due on demand
Chief executive officer	157,273	118,368
Director	5,089	-
Consultant and former director	57	-
Total	$879,419	$730,368

Note 4.   LOAN PAYBALE

Loans payable consist of:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Due Octagon Investment, S.A., interest
At 5%, due in monthly installments
Commencing Februry 22, 2009	$100,000	$100,000

Due investor, interest at 10.7%, due on demand	28,000	28,000
Total	$128,000	$128,000

Page - 9

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2008 (Unaudited)

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the six months ended June 30, 2008 and 2007 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not than a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of June 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2023 to 2028.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2008, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Stock Options

Page - 10

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2008 (Unaudited)

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the six months ended June 30, 2008, no options were exercised or forfeited and 300,000 stock options are outstanding at June 30, 2008, 104,700 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost is being recognized over the requisite service period of the respective parties. $ 4,232 was charged to operations in the six months ended June 30, 2008 and $30,119 is the unrecognized compensation cost at June 30, 2008.

Note 8.   BUSINESS CONCENTRATIONS

Two customers accounted for 79% and 16%, respectively, of consolidated sales for the three months ended June 30, 2008.

Page - 11

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

Page - 12

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

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2008:

DF Card	Personal Accountable System	Sep 2008
Condor FMS	ASP services	Sep 2008
iTrac 3	New Hardware	Aug 2008
mTrac 2	New Hardware	Sep 2008
AV Trac	New Hardware	Oct 2008
iTrac Home	New Hardware	Nov 2008
iTrac RFID	New Hardware	Oct 2008

Business Development

The primary business development targets for 2008 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of LEO + GPRS as well as higher spec hardware for US market during the summer. 2-Track has recently entered into a joint venture in India which is expected to boost sales of the Condor iTrack product.

Page - 13

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

PRISMS™ is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Results of Operation

>From inception until the Exchange Transaction on November 30, 2004, 2-Track's predecessor, ECPV Ventures, Inc.'s ("ECPV") had not generated any revenues from inception to the closing of the Exchange Transaction. Since the Exchange Transaction, 2-Track (formerly ECPV) has been engaged in asset tracking and security technologies .

Three-Month Period Ended June 30, 2008 versus 2007

During the quarter ended June 30, 2008, we had revenues of $479,647 compared to $229,411 for the same quarter of 2007. The increased revenue was attributable to the increased sales activities of the Condor iTrack units. Cost of sales increased to $246,682 for the quarter ended June 30, 2008 compared to $103,844 for the quarter ended June 30, 2007. The increase in cost of sales was the result of the increased sales. Gross profits were $232,965, compared to $125,567 for the same quarter of 2007. Cost of sales as a percentage of sales increased from 45% in 2007 to 51% in the second quarter of 2008.

Operating expenses increased slightly from $361,292 for the quarter ended June 30, 2007 to $377,539 for the quarter ended June 30, 2008. The Company paid or accrued $34,092 of wages and salaries during the quarter ended June 30, 2008. Professional and consulting fees were $51,752 for the quarter ended June 30, 2008. We incurred research and development expenses of $161,387 in this quarter primarily related to our FMS products compared to $152,362 spent in the quarter ended June 30, 2007. We also incurred interest expense of $1,372 in this quarter compared to $1,416 of interest expense during the same quarter of 2007

We incurred a net loss of $145,775 for the quarter ended June 30, 2008 compared to a net loss of $237,111 for the same quarter in 2007. The substantial decrease in net loss during the quarter ended June 30, 2008 reflects significant increase in sales while selling, general and administrative expenses increased relatively by a small amount.

Page - 14

Six-Month Period Ended June 30, 2008 versus 2007

Revenues of 2-Track increased by $245,886 to $496,165 for the six months ended June 30, 2008 from $250,279 of revenue realized for the six months ended June 30, 2007. 97% of the revenues were generated in the second quarter of 2008 and 79% of these revenues came from one customer. Cost of goods sold was $259,169 for the six months ended June 30, 2008 compared to $146,837 of cost of goods sold for the same period ended June 30, 2007.

Operating expenses decreased modestly to $661,105 for the six months ended June 30, 2008 from $679,962 for the same period ended June 30, 2007. During the first six months of 2008, the Company paid and accrued $84,108 of wages, and salaries compared to $122,758 during the first six months of 2007. Research and development costs of $315,297 were expensed during the first six months of 2008 compared to $299,413 expensed for R&D during the first six months of 2007. Professional and consulting fees during the first six months of 2008 were $86,433 compared to $110,659 for the same period in 2007. The net loss for the six months ended June 30, 2008 was $426,693 compared to a net loss of $579,249 recorded for the six months ended June 30, 2007 primarily due to the increase in sales with improved gross profit while operating expenses remained relatively the same.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2008, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC's Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of June 30, 2008, 2-Track had an accumulated deficit of $4,670,441. At June 30, 2008, 2-Track had cash and cash equivalents of $1,408 and a working capital deficit of $2,380,200. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the last three months of 2008, we did not raise any outside capital investments.

2-Track hopes to secure a minimum of $3.7 million in additional working capital during the next 12 month period to fund its business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to 2-Track's limited cash flow and operating losses, it is unlikely that 2-Track could obtain financing through commercial or banking sources. Consequently, 2-Track is dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding options in order to fund its current operations. If these sources of capital were unwilling or unable to provide additional working capital to 2-Track, 2-Track would probably not be able to sustain its full range of operations and could jeopardize 2-Track's ability to continue

Page - 15

operations. There is no written agreement or contractual obligation which would require 2-Track's past funding sources to fund 2-Track's future operations up to certain amounts or indeed continue to finance 2-Track's operations at all. Although 2-Track believes that current and/or future investors will continue to fund 2-Track's expenses, there is no assurance that such investors will continue to fund 2-Track's ongoing operations or the terms upon which such investments will be made.

As of June 30, 2008, 2-Track's principal commitments include a lease commitment for two years at approximately $1,310 per month for 2-Track's corporate offices in London and $2,000 per month for its liaison office in Korea.

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

2-Track has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Accounting Share - Based Payment," for its employee stock option plans.

Page - 16

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

                                                                                      2-Track Global, Inc.

Date: August 18, 2008                                                /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Date: August 18, 2008                                                /s/Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer

Page - 18