Form 10-Q
period 2008-09-30
2-Track Global, Inc.
filed 2008-11-19
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares of the issuer's common stock outstanding as of October 31, 2008 was 56,377,280.

Page - 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ________   Accelerated filer _________

Non-accelerated filer _______   Smaller reporting company ____X____

Page - 2

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Page - 4

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US dollars)
ASSETS	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash	$ 9,787	$ 5,735
Accounts receivable	94	58,398
Inventory	93,378	25,762
Prepaid expenses	-	5,861
TOTAL CURRENT ASSETS	103,259	95,756
Property and Equipment, net of accumulated depreciation of $$21,409 and $13,541, respectively	11,618	19,486
Intangible Assets, net of accumulated amortization of $6,167 and $3,620, respectively	28,136	25,010
TOTAL ASSETS	$ 143,013	$ 140,252

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,498,145	$ 1,256,214
Amounts due to related parties and former director	896,644	730,368
Loan payable	128,000	128,000
TOTAL CURRENT LIABILITIES	2,522,789	2,114,582
Stockholders' Equity(Deficiency)
Common stock, per value $0.001 per share; authorized
75,000,000 shares, authorized issued and outstanding 43,526,030 and 35,077,51356,377,280 and 56,337,333 shares, respectively	56,377	56,337
Additional paid in capital	2,380,301	2,371,195
Retained earnings (Deficit)	(4,813,152)	(4,243,748)
Acumulated other comprehensive income(loss)	(3,302)	(158,114)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,379,776)	(1,974,330)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 143,013	$ 140,252

See notes to consolidated financial statements.

Page - 5

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statement of Operations (Expressed in US dollars)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 228,387	$ 200,108	$ 724.552	$ 450,387
Cost of Sales	199,821	178,325	458,990	325,162
Gross Profit	28,566	21,783	265,562	125,225
Operating expenses :
Selling, general and administrative expenses	156,893	155,748	494,492	831,157
Research and development	10,901	264,086	326,198	264,086
Depreciation of property and equipment	1,349	2,039	7,868	5,132
Amortization of intangible assets	858	838	2,548	2,298
Total operating expenses	170,001	422,711	831,106	1,102,673
Income(Loss) From Operations	(141,435)	(400,928)	(565,544)	(977,448)
Other Income and (Expenses):
Interest income	48	249	230	326
Interest expense	(1,324)	(2,642)	(4,089)	(5,448)
other income(expense)-net	(1,276)	(2,393)	(3,859)	(5,122)
Income(Loss) Before Income Taxes	(142,711)	(403,321)	(569,403)	(982,570)
Income Taxes	-	-	-	-
Net Income(Loss)	$ (142,711)	$ (403,321)	$ (569,403)	$ (982,570)

Net loss per common share - basic and diluted	($ 0.00)	($ 0.01)	($ 0.01)	($ 0.03)

Weighted average number of common shares outstanding - basic and diluted	56,377,280	39,634,607	56,370,263	39,238,603

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Consolidated Statement of Cash Flows (Expressed in US dollars)
	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From
Operating Activities
Net Loss	$ (569,403)	$ (982,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	6,348	29,729
Depreciation of property and equipment	7,868	5,152
Amortization of intangible assets	2,547	2,298
Foreign currency translation adjustment	154,812	(35,459)
Changes in operating assets and liabilities
Accounts receivable	58,304	(94,135)
Inventories	(67,616)	22,525
Prepaid expenses	5,861	(75,690)
Accounts payable and accrued expneses payable	241,931	617,407
Cash provided by (used in) operating activities	(159,348)	(510,743)
Cash Flows from Investing Activities
Property and equipment additions	-	(20,672)
Intangible assets	(5,674)	(7,713)
Cash used in investing purposes	(5,674)	(28,385)
Cash Flows from Financing Activities
Proceeds from sales of common stock	2,798	567,993
Amounts due to related parties and former director	166,276	(19,481)
Cash provided by (used in)financing activities	169,074	548,512
Increase (decrease) in cash	4,052	9,384
Cash, Beginning of period	5,735	3,098
Cash, End of period	$ 9,787	$ 12,482

Supplemental disclosures of cash flow information:
Interest paid	$ 4,089	$ 5,448
Income taxes paid	$ -	$ -

See notes to consolidated financial statements

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 2008 (Unaudited)

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

On January 4, 2007, TOTG incorporated 2-Track U.S.A., Inc. ("TTNY") in the state of New York. TTNY sells device and software applications primarily used by business customers for security purposes.

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $4,813,152 since inception and has a working capital deficiency of $2,419,530 as at September 30, 2008. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

Page - 8

The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudied financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10 - KSB.

Note 3.   AMOUNT DUE TO RELATED PARTIES AND FORMER DIRECTOR

Amounts due to related parties and former director consist of:

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
Unpaid compensation:
Chief executive officer	$ 450,000	$ 360,000
Consultant and former director	298,000	228,000
Director	24,000	24,000
Advances payable(non-interest bearing, due on demand):
Chief executive officer	119,645	118,368
Consultant and former director	(90)	-
Direct	5,089	-
Total	$896,644	$730,368

Page - 9

Note 4.   LOAN PAYABLE

Loans payable consist of:
	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)

Due Octagon Investment, S.A interest at 5%, due in monthly installments commencing February 22, 2009	$ 100,000	$ 100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Total	$128,000	$128,000

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the three months ended September 30, 2008 and 2007 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of September 30, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2023 to 2028.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2008 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Page - 10

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

Stock Options

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the three months ended September 30, 2008, no options were exercised or forfeited and 300,000 stock options are outstanding at September 30, 2008, 104,700 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost will be recognized over the requisite service period of the respective parties. $ 6,348 was charged to operations in the nine months ended

Page - 11

September 30, 2008 and $ 28,003 is the unrecognized compensation cost at September 30, 2008.

Note 8.   BUSINESS CONCENTRATIONS

One customer accounted for 99% of consolidated sales for the nine months ended September 30, 2008.

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

Page - 12

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

Our budget for fiscal 2008 is predicated on an aggregate cash requirement of $2.6 million of which $.7 million is expected to be met through operational revenues, with the balance of $1.9 million expected to be met from financing activities.

As a minimum we expect to raise $1.9 million during the next twelve months from debt/equity finance activities. However, if we do not reach the aggregate cash levels anticipated our expenditures will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET	US Dollars in (000)
All Payroll	$ 300
All Administrative Expenses	$ 1,200
Net Changes in Working Capital	$ 500
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$ 2,600
CASH ALLOCATION BY ACTIVITY - BUDGET
Less Gross Margin from Operations	$700
NET ANTICIPATED CASH REQUIREMENT	$1,900

Page - 13

The majority of 2-Track's estimated costs are short-term in nature and would be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or capital raising.

Business Operation Overview

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2008:

DF Card	Personal Accountable System	Sep 2008
Condor FMS	ASP services	Sep 2008
iTrac 3	New Hardware	Nov 2008
mTrac 3	New Hardware	Nov 2008
AV Trac	New Hardware	Jan 2009
iTrac Home	New Hardware	Feb 2009
iTrac RFID	New Hardware	Nov 2008
VDS	ASP services	Mar 2009

Business Development

The primary business development targets for 2008 will be the development of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through ASP services the summer. 2-Track has recently entered into a joint venture in India which is expected to boost sales of the Condor iTrac product.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia and US markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.
PRISMS™ is expected to be demonstrated in a commercial environment towards the end of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer of 2009.

VDS, vehicle dispatch system, is latest ASP services development in conjunction with NavGuard. Due to the global recession, we expect that the demands for any goods and services, including our products, will diminish until the economy recovers. We are building VDS for the haulage industry where they generally deliver and come back empty all the time. VDS will improve fuel efficiency and maximize revenue for vessels operating in the haulage industry.

Results of Operation

>From inception until the Exchange Transaction on November 30, 2004, 2-Track's predecessor, ECPV Ventures, Inc.'s ("ECPV") had not generated any revenues from inception to the closing

Page - 14

of the Exchange Transaction. Since the Exchange Transaction, 2-Track (formerly ECPV) has been engaged in asset tracking and security technologies.

Three-Month Period Ended September 30, 2008 versus 2007

During the quarter ended September 30, 2008, we had revenues of $228,387 compared to $200,108 for the same quarter of 2007. The increased revenue was attributable to the increased sales activities of the Condor iTrac units. Cost of sales increased to $199,821 for the quarter ended September 30, 2008 compared to $178,325 for the quarter ended September 30, 2007. The increase in cost of sales was commensurate with the increased sales. Gross profits were $28,566 compared to $21,783 for the same quarter of 2007. Cost of sales as a percentage of sales decreased from 89% in 2007 to 87% in the second quarter of 2008.

Operating expenses decreased substantially from $422,711 for the quarter ended September 30, 2007 to $170,001 for the quarter ended September 30, 2008. The Company paid or accrued $32,988 of wages and salaries during the quarter ended September 30, 2008. Professional and consulting fees were $14,331 for the quarter ended September 30, 2008. We incurred research and development expenses of $20,841 in this quarter primarily related to our FMS products compared to $264,086 spent in the quarter ended September 30, 2007. The decrease is primarily due to a $95,736 overaccrual of research and development expenses in the 3rd quarter of 2007, which was reversed in the 4th quarter of 2007, and a $71,496 overaccrual of research and development expenses in the second quarter of 2008 which was reversed in the third quarter of 2008. In addition, some of the higher paid engineers were replaced by lower paid engineers in the third quarter of 2008. We also incurred interest expense of $1,324 in this quarter compared to $2,642 of interest expense during the same quarter of 2007

We incurred a net loss of $142,711 for the quarter ended September 30, 2008 compared to a net loss of $403,321 for the same quarter in 2007. The substantial decrease in net loss during the quarter ended September 30, 2008 is resulted from adjustments to research and development expenses in third quarter of 2008.

Nine-Month Period Ended September 30, 2008 versus 2007

Revenues of 2-Track increased by $274,165 to $724,552 for the nine months ended September 30, 2008 from $450,387 of revenue realized for the nine months ended September 30, 2007. 31.5% of the revenues were generated in the third quarter of 2008 and 99% of these revenues came from one customer. Cost of goods sold was $458,990 for the nine months ended September 30, 2008 compared to $325,162 of cost of goods sold for the same period ended September 30, 2007. Cost of goods sold as a percentage of sales decreased from 72% for the nine months ended September 30, 2007 to 63% in the same period of 2008.

Operating expenses decreased modestly to $831,106 for the nine months ended September 30, 2008 from $1,102,673 for the same period ended September 30, 2007. The decreases were due primarily to the adjustments in research and developments costs and reduction in bonus, directors" fee, travel, meals and lodging, professional and payroll taxes. During the first nine months of 2008, the Company paid and accrued $117,096 of wages and salaries compared to

Page - 15

$113,000 of wages and $9,000 of directors' fee during the first nine months of 2007. Research and development costs of $326,198 were expensed during the first nine months of 2008 compared to $264,086 expensed for R&D during the first nine months of 2007. Professional and consulting fees during the first nine months of 2008 were $140,202 compared to $163,782 for the same period in 2007. The net loss for the nine months ended September 30, 2008 was $569,403 compared to a net loss of $982,570 recorded for the nine months ended September 30, 2007 primarily due to the increase in sales with improved gross profit while operating expenses declined by $271,567 as explained in this paragraph.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2008, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC's Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2008, 2-Track had an accumulated deficit of $4,813,152. At September 30, 2008, 2-Track had cash and cash equivalents of $9,787 and a working capital deficit of $2,419,530. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the third quarter of 2008, we did not raise any outside capital investments. We hope to secure a minimum of $2.6 million in additional working capital during the next 12 month period to fund our business development and growth. It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to our limited cash flow and operating losses, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding options in order to fund our current operations. If these sources of capital were unwilling or unable to provide additional working capital to us, we would probably not be able to sustain our full range of operations and could jeopardize our ability to continue operations. There is no written agreement or contractual obligation which would require our past funding sources to fund our future operations up to certain amounts or indeed continue to finance our operations at all. Although we believe that current and/or future investors will continue to fund our expenses, there is no assurance that such investors will continue to fund our ongoing operations or the terms upon which such investments will be made.

As of September 30, 2008, our principal commitments include a lease commitment for two years at approximately $1,310 per month for our corporate offices in London and $2,000 per month for our liaison office in Korea

ITEM 4T.    CONTROLS AND PROCEDURES

Disclosure, Controls and Procedures

Page - 16

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15 (b) we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the fiscal quarter covered by this report. Our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to 2-Track that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure as a result of any deficiency detected in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in 2-Track's internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Despite increasing revenues during 2008, and we have incurred operating losses since inception. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a "going concern" explanation. In the independent accounting firm's opinion, our limited operating history and accumulated net deficit as of December 31, 2007, raise substantial doubt about our ability to continue as a going concern.

Page - 17

Our subsidiary 2-Track Limited is a development stage company and is in the process of fully implementing its business plan and technologies. 2-Track Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. As our primary operating subsidiary, 2-Track Limited has only a limited operating history upon which an evaluation of our future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by developing companies which have not yet established an operating track record.

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

      Our success in further developing our Condor product lines for US and other markets as well as commercial industry.

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

Page - 18

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

In summary, our net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for our products; delays in new product introductions by us; market acceptance of new products and technologies by us or our competitors; changes in product pricing, material costs or customer discounts; the size and timing of customer orders; fluctuations in channel inventory levels; variations in the mix of product sales; manufacturing delays or disruptions in sources of supply; and the pace of change from the current unfavorable economic conditions. Our future operating results will depend, to a large extent, on our ability to anticipate and successfully react to these and other factors. Failure to anticipate and successfully react to these and other factors could adversely affect our business and financial condition.

In addition to the above, we are also susceptible to other factors that generally affect the market for stocks of technology companies. Factors including general fluctuations in securities markets, reaction to economic news and amount of market risk acceptable to investors could affect the price of our stock and could cause such stock price to fluctuate significantly over short periods of time.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2008, 2-Track issued 39,947 shares of restricted common stock valued at $0.07 per share for gross proceeds of $2,798. The issuance of stock was made without any public solicitation to one person and was acquired for investment purposes only. The individual had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of acquiring shares in 2-Track. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These shares are deemed to be "restricted securities" as defined in rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 6.    EXHIBITS

     (a) The following documents are filed as exhibits to this report:

Page - 19

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

Dated:  November 19, 2008                                         2-TRACK GLOBAL, INC.

                                                                                        /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Executive Officer

Dated:  November 19, 2008

                                                                                        /s/ Woosun Jung

                                                                                         Woosun Jung
                                                                                         Chief Financial Officer

Page - 21