Form 10-K
period 2008-12-31
2-Track Global, Inc.
filed 2009-04-15
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	Commission File Number 333-89208

2-TRACK GLOBAL, INC.

Nevada	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)
Principal Executive Offices: 1270 Broadway #208 New York, NY 10001 Issuer's telephone number: (732) 927-3820 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	$0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

No	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        [   ] Large accelerated filer

        [   ] Accelerated Filer

        [   ] Non-accelerated filer (do not check if a smaller reporting company

        [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 10, 2009, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $84,566 _based upon the average price of $0.0015/share.

As of April 10, 2009, the Registrant had outstanding 56,577,280 shares of common stock.

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-Q and Form 10-K.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as "2-Track," the "Company" or "we" or "our") is a Nevada corporation which was originally incorporated in the state of Nevada on March 12, 2002. During the 2008 fiscal year we carried on our business through our wholly-owned subsidiary 2-Track Limited, a British corporation ("2-Track Limited"). 2-Track Limited was a UK-based company which was formed and started doing business in October 2002. 2-Track Limited's business focus was on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

Subsequent to the fiscal year end, on February 17, 2009 we filed to liquidate 2-Track Limited and moved the business operations of 2-Track Limited over to 2-Track USA, Inc., a New York corporation ("2-Track USA") which has been a wholly-subsidiary of the Company since January, 2007. 2-Track USA will carry on the existing business of the Company.

History

On November 30, 2004, ECP Ventures, Inc. ("ECPV") entered into and consummated a Plan and Agreement of Reorganization between ECPV and 2-Track Limited and certain stockholders of 2-Track Limited (the "Exchange Transaction"). Pursuant to the Exchange Transaction, ECPV acquired all of the issued and outstanding shares of 2-Track Limited, a British corporation in exchange for shares of the common stock of ECPV. As a result of the Exchange Transaction, 2-Track Limited became a wholly owned subsidiary of ECPV and ECPV changed its name to 2-Track Global, Inc. As a result of the Exchange Transaction, the business formerly conducted by 2-Track Limited became the primary business of the Company. The assets, liabilities and revenue and expenses of 2-Track Limited and the Company are reported on a consolidated basis for fiscal year 2008 financial statement purposes.

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

Page - 1

Technology Based Solutions

2-Track, through its wholly-owned subsidiary 2-Track USA, owns the patent rights to PRISMS™ which stands for Positional Real-time Integrity and Status Monitoring System. This is a logistics-oriented technology currently in development which combines a stand-alone data capture and radio frequency identification (RFID) transmission device with a relay station for access to a low-earth satellite network. It is intended that PRISMS™ units will be applicable to high volume freight transport assets such as containers enabling them to report intelligently via fixed and mobile intermodal transport infrastructure including ports/terminals, ships, trains and trucks.

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

Page - 2

The Condor FMS system has sold about 20 hardware units to a pilot customer in the UK during 2004, and is now in full commercial practice. 3000units sold We do not intend to allocate significant resources to the overcrowded British market but will focus instead on emerging markets which have (i) a large customer base and potential, and (ii) a large security / monitoring need. This includes countries in Africa, the Middle East, South America and Asia, and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria) is appointed in Lagos, Nigeria and to date 6 copies of the Condor FMS software and the initial 60 of our Condor iTrac units have been installed in a managed service environment at TrakTag, with specific adaptation of the software to work with Nigerian GIS mapping. Following successful launch with ALC (Abuja Leasing Company), we now have Bayelsa Government, Cross River Government, and Skye Bank as our clients in Nigeria. We launched our own hardware in first quarter of 2007 and since then our units have been sold all around the world. 4000 units sold. We have also launched internet based solutions to one of the major financial institutions in USA. In January 2008, we launched our own ASP services. Also, we have delivered PDA based mobile data with down load software to a monitoring call center in India for the above US financial institution. The installed system now allows them to track employees getting on and off the bus in real time from anywhere internet connection is provided.

Pursuant to an agreement with Rockson Engineering Company of Nigeria we have supplied and installed 150 units of our Vehicle Tracking (iTrac), personal tracking and monitoring products. Under the terms of the agreement we will supply both software and hardware to Rockson that will enable them to monitor their vehicles, personnel and machinery in real time.

We are also pursuing a commercial partnership with prospects in the Middle East with emphasis on the GCC States and India. We have appointed Autotrack India Ltd as distributor of India and South East Asia. They have bought 2000 units initially and intended to sell up to 10,000 units until the end of year.

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

Page - 3

mTrac was launched in first quarter of 2007. Since then we have sold 80 units to various customers around the world including orders from Intels (Nigeria) Ltd. For the sale, installation and maintenance of 2-Track's personal and vehicle tracking devices.

In May 2008 2-Track entered into an Exclusive Joint Venture Agreement with TRIPLANET, Inc. to market 2-Track's I-TRACK brand of vehicle tracking devices and M-TRACK brand of personal tracking devices. TRIPLANET is a specialized vehicle and security company servicing customers throughout the Gulf region and India.

In June 2008 2-Track entered into a joint venture with Auto Track Systems India Ltd. to promote the development and sale of 2-Track's Vehicle Tracking System and Personal Tracking System in India. The systems would be established throughout India and operate via wireless telecom and satellite networks.

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

PRISMS now has been approved by Korean Patent Agency as an IP. Also, we are now waiting for approval from USA, Japan, India, China, and EU. This will take further 8 months.

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

Page - 4

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

The PRISMS™solution is intended to provide operational security and monitoring of container movement and integrity across all normal intermodal transport modes, and can be deployed along side other personnel/based and management-based security systems. As a result, the PRISMS™ data can be routed directly to our fleet management control software which gives management complete visibility of their container fleet history and activity in real time.

The PRISMS™ technology will begin supply chain trials in mid 2010 and subject to successful testing on a variety of structured tradelane pathways and across multiple cargo types, will be phased in commercially commencing in the 3rd quarter of 2010. We have held early stage talks with two significant logistics players regarding partnering the PRISMS™ technology through the initial trials and talks are still on-going.

Leisure Marine & Exploration

In addition to the commercial fleet management applications discussed above, we have also designed a consumer monitoring solution called "Starfish" based on PRISMS™ technology which is designed for yachts, motorboats, off-road and explorer vehicles and similar one-off requirements of individuals or groups.

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

Version 1 of the Starfish equipment is now finalized and has finished two successful land and sea based trials with a round the world yacht FKT (www.fkt.co.kr). Also, we are planning to launch a

Page - 5

next generation Starfish unit with Satellite and GSM hybrid version as well as a different LEO satellite version to offer clients more choices in the market

In August, 2006, Saracom Co., Ltd. delivered the initial "Starfish" equipment and we are now in on-going development of LEO & GSM hybrids as well as Iridium based version hardware. Also, by becoming a Navteq service provider, we will provide worldwide map solutions for all of our clients for worldwide tracking solutions.

RFID Solution

Active RFID

With its capability, we are developing a real time asset tracking system. Many businesses have high value assets kept in the office and venerable to theft. Our hardware, with simple installation and network capability, will allow clients to monitor and track assets 24/7. With enhanced software we plan to launch this product by July 2010.

Dual Frequency RFID

This latest state of the art RFID technology is based on a multi-frequency format consisting of a 125 MHz and 6.8 GHz radio module. It was originally developed for fast moving object reading or non-battery powered semi-active tag to get a long distance reading. Since September 11th most corporations in the US have set up business continuity departments in case of a disaster with a goal to find out how many people exit a building and through which exit. We use DF RFID to count the number of people. We are also integrating exiting access cards for continuous use as well as Smart cards for intranet security. We anticipate installing DF readers and cards by June 2010.

In August, 2007 we entered into a development arrangement with IPICO to utilize its patented duel frequency RF10 technology to develop a new concept called "Personal Accountability Systems" (PAS). This technology will enable large organizations to track its staff and visitors in the event of an emergency situation in an efficient, cost-effective manner.

After a trial in late March 2007, we received an order in August, 2007 from a global investment bank for the provision of our Condor Scanner Technology into the bank's buildings in New York, Tokyo and Mumbai. In addition, we will provide our Condor PDA System to be installed on buses in Mumbai that transport the bank's personnel. The system enables the bank's personnel to board the bus and records their identification which in turn is transmitted to a monitoring center in New York. We have sold 27 PDA systems and looking for further orders.

Passive RFID

One of the fastest growing areas of the RFID business is in the passive RFID area and its use of UHF frequency to manage assets for many industry areas. 2-Track is also one of the key players in this area where we actively develop and sell solutions. With the latest i-PX fast reading protocol, we intend to start launching Passive RFID products in May 2010.

Page - 6

Further information regarding 2-Track and its business and technologies are available at www.2-track.com. The Company's executive offices will be co-located with its sole subsidiary, 2-Track USA at 1270 Broadway #208, New York, NY 10001. 2-Track's telephone number is (732) 927-3820.

Marketing

The primary long-term target market for PRISMS™ is the shipping container market which is driven by a combination of counter-terrorism security needs and data management needs in the supply chain. There are multiple players acting within the supply chain and PRISMS™ deliberately adopts many different configurations to optimize the specific data and security mix that applies to any given customer.

Customers include shippers (cargo owners), ocean carriers, intermodal transport operators and haulers, third party logistics companies (3PL), agents, as well as customs and port authorities.

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

The Leisure Marine market represents another opportunity for us to enter that can be served using the satellite components of PRISMS™ technology without any need for the RFM components. The unit, branded Starfish, will be sold in Europe, Australia and the US through a network of marine electronics dealers and other specialist outlets, and may also have applications for small commercial fleet vessels such as fishing boats.

         Approximate Global Markets:

  600,000 leisure craft 25-50in EU (Starfish)
  450,000 leisure craft 25-50in the US (Starfish)
  35,000 leisure craft 25-50in Australasia (Starfish)

Page - 7

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

To more effectively address our U.S. marketing and technology support efforts in January 2007, we formed 2-Track USA which is a wholly-owned subsidiary of the Company in the state of New York. The initial officer of this U.S. Corporation is Mike Jung who is CEO and President. In March, 2007 2-Track USA participated in the CeBIT Exhibition in Hanover, Germany. The CeBIT Exhibition is one of the biggest IT fairs in Europe at which 2-Track presented its CONDOR product line in conjunction with the Cheng Holin Technology Corporation. Upon the liquidation of 2-Track Limited in early 2009, our primary business operations are now conducted through 2-Track USA.

Customers

Where we had experienced a high concentration of sales with three major customers in the international market up through 2007, our marketing strategies have now diversified our sales to many customers in the retail and wholesale areas

Three commercial customers combined accounted for approximately 96% of the consolidated net sales of the Company for the fiscal year ended December 31, 2008. The concentration of sales with a small group of customers places us in an adverse position should any of these customers reduce their volume of sales orders with us.

Competition

We face competitive environments in all our target markets, but of a very mixed and often

Page - 8

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

Although small numbers of containers are presently monitored and tracked using RFID scanning technology at major transport modes, we believe that the real opportunity lies in delivering cost effective end-to-end solutions across all transport modes - in real or near time - with additional data reporting capability such as internal status.

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

Page - 9

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
  Customs - Trade Partnership Against Terrorism (C-TPAT) - a currently voluntary scheme launched by the CBP whereby participants in the supply chain work with validation teams from the CBP to demonstrate a certain level of procedural, physical, conveyance and personnel security through improved documentation, technology adoption, training and other measures.
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

Page - 10

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

Research and Development Expenditures

During fiscal years 2008 and 2007, our subsidiary, 2-Track Limited spent approximately $398,199 and $600,410, respectively, on product research and development. It is expected that expenditures for research and development will increase in the current year as 2-Track looks to develop new end-user products and expand its marketing efforts We decided to write off all accumulated research and development expenses as of December 31, 2005 and expense any future research and development costs as they are incurred. Most of the research and development costs were incurred to develop FMS related products.

Page - 11

2-Track spent most of its funds in developing three product lines, FMS (a fleet management system), Starfish (a tracking system for ships, yachts and boats), and PRISMS™ (a container tracking system) in 2008. 2-Track finished some of the research and development projects related to FMS and Starfish. The sales in 2007 and 2008 were derived from the sale of FMS products and related software which are gaining a serious recognition in global markets. Several companies have contacted 2-Track to represent 2-Track products in their geographic territories. 2-Track is evaluating all these offers to maximize opportunities. 2-Track is planning to recruit experienced marketing personnel who will establish a marketing division at 2-Track.

As some of the Starfish products are completed, 2-Track is looking for partners who are willing to take trial installation. These products need further trials to best serve customers in global markets.

Employees

On December 31, 2008, we had 8 full-time employees in Seoul, Korea and 1 part-time employee working at our London office. We currently have 6 full-time employees working at our Seoul office. Our employees are not subject to a labor contract or collective bargaining agreement. We consider our employee relations to be extremely good.

Risk Factors

Despite increasing revenues in 2008, and we have incurred operating losses since inception. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a "going concern" explanation. In the independent accounting firm's opinion, our limited operating history and accumulated net deficit as of December 31, 2008, raise substantial doubt about our ability to continue as a going concern.

2-Track USA, and before it 2-Track Limited, are development stage companies and are in the process of fully implementing their business plan and technologies. 2-Track Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. 2-Track USA commenced its business operations in January 2007 and has also generated only limited revenues. As our primary operating subsidiary, 2-Track USA has only a limited operating history upon which an evaluation of our future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by developing companies which have not yet established an operating track record.

The success of our technology based business will depend on several factors including:

Page - 12

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

The development and marketing of our technology products requires significant amounts of capital. To date, both 2-Track and its subsidiary have relied on the sale of equity securities, loans, and limited sales revenue to meet their operational and capital requirements. Because we have limited revenues, it will be necessary to fund our ongoing operations by selling additional equity or debt securities, secure lines of credit or obtain other third-party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for our products and technologies. There can be no assurance that additional financing will be available on satisfactory terms when needed, if at all. Failure to raise additional capital, secure other sources of financing or enter into other collaborative business transactions would have a material adverse effect on our ability to achieve our intended business objectives. Any future equity financing will result in dilution to current stockholders. Future debt financing will result in interest expense and the risk that we cannot repay such debt when due.

We are competing in the global tracking and monitoring market, a market characterized by intense competition from both established companies and start-up companies. Since the market demands both competitive prices and capabilities, our success depends in part on our ability to enhance existing products and introduce new technologies. This requires us to accurately predict future customer demands, technology development and pricing trends. Unexpected changes in technological standards, the rate of technology adoption, customer demand and pricing of competitive products could adversely affect our operating results if we are unable to respond effectively to such changes.

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

Page - 13

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

ITEM 2.    DESCRIPTION OF PROPERTY

In January, 2007 we opened our US corporate office located at 1270 Broadway, #208, New York, New York and 106-E, Main Street, Mattawan, New Jersey. The NY office is subleased from the current lessor without rental payment and NJ office is subleased from the current lessor for $975 per month starting February 20, 2009.. Also, 2-Track USA filed an application to open a liaison office in Korea and obtained permission from the Korean Government on March 21, 2008. The purpose of the liaison office is to have our own research and development facility in Korea. This office will replace the current research and development sub-contractor located at #501 Jinmi Paragon, 13 Yeouido-dong, Yeongdeungpo-gu, Seoul, Korea.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any such litigation which we believe would have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2008

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

Year Ended December 31, 2008	Low	High
Fourth Quarter	$ 0.001	$0.01
Third Quarter	0.015	0.03
Second Quarter	0.011	0.03
First Quarter	0.02	0.03
Year Ended December 31, 2007	Low	High
Fourth Quarter	$ .02	$ .07
Third Quarter	.07	.09
Second Quarter	.09	.12
First Quarter	.08	.18

As of April 10, 2009, there were approximately 2,500 holders of record of our Common Stock. This amount does not include shares held in street name.

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

Page - 15

The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 102,000 options were granted to employees in 2006.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 198,000 options were granted in 2006 and 500,000 shares were granted in 2007. No options were granted in 2008.

Of the stock options issued pursuant to any equity compensation plan. No options were exercised in 2008.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, 2-Track issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "Securities Act")

On January, 2008, 2-Track issued 39,947 shares of restricted common stock valued at $0.07 per share were issued to a director as compensation bonus . The issuance of stock was made without any public solicitation to one person and was acquired for investment purposes only. The individual had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of acquiring shares in 2-Track. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

During the fiscal year ended December 31, 2007, 2-Track issued the following equity securities pursuant to exemption from registration under the Securities Act.

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

Page - 16

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2008 Financial Statements included in this Form 10-K.

Caution about forward-looking statements

This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks

Page - 17

and uncertainties about the future. We do not undertake to update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-K and should be considered carefully.

Plan of Operation for the Next Twelve Months

Our plan of operation during 2009 is set forth below.

Our budget for fiscal 2009 is predicated on an aggregate cash requirement of $3.5 million of which $1.5million is expected to be met through operational revenues, with the balance of $2.0 million expected to be met from financing activities.

The majority of these costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we expect to raise $2. million during fiscal 2009 from debt/equity finance activities. If however such expectations are not met then in these circumstances its expenditure or payments for liabilities will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2008	US Dollars (in 000)
All Payroll	$ 1,000
All Overheads	$ 400
Net Changes in Working Capital	$ 1,500
All Capital Expenditure	$ 500
All Finance Charges	$ 100
GROSS ANTICIPATED CASH REQUIREMENT	$3,500
Less Gross Margin from Operations	$1,500
NET ANTICIPATED CASH REQUIREMENT	$2,000

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2009:

Page - 18

Condor FMS	ASP services	Mar 2009
Condor FMS	New Hardware	Nov 2009
Starfish FMS	LEO + GSM	Dec 2009
Starfish VMS	LEO (with Iridium)	Dec 2009
PRISMS™	Working prototypes	Nov 2009
DF Card	Personnel Accountable system	Apr 2009
Active RFID	Asset Tracking	Sep 2009

Business Development

The primary business development targets for 2009 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, the iTrac personal tracking system and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through the addition of LEO + GPRS as well as higher spec hardware for US market during the summer of 2009.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia, and India markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The arrival of the Starfish marks 2-Track's first satellite equipped product. Starfish is targeted principally at the leisure marine market in the USA (east coast initially with some Caribbean markets), the Mediterranean, and Australasia. This market is characterized by fast growing consumer expenditure on marine products, equipment and services, and 2-Track anticipates good support within the distribution and dealership communities once working models are available to demonstrate.

PRISMS™ is expected to be demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Results of Operations

Operating Results for the Fiscal Year Ended December 31, 2007 and 2008.

Fiscal year 2008 as used in this section refers to the 12 month period ended December 31, 2008.

Page - 19

Consolidated revenues for fiscal year 2008 were $703,990 compared to revenues of $471,870 for the year ended December 31, 2007. This increase was due primarily to sales to new customers in Nigeria and India.

Cost of sales increased from $375,788 in 2007 to $453,420 in 2008 due primarily to increased sales. Due to the increased sales with better gross margin, gross profits increased to $250,570 for 2008 compared to $96,081 in 2007.

Operating expenses decreased from $1,400,309 in 2007 to $969,303 in 2008.
Operating Expenses included the following:

  Operating expenses decreased by $431,006 for fiscal year 2008 as compared to the same period a year earlier mainly due to a decrease of $227,593 of research and development expenses due to reduction of employees. Also, telephone and communication expenses were decreased by $21,245.
  2-Track incurred research and development expenses of $398,199 for fiscal year 2008 for software and enhancements related to FMS, Starfish and PRISMS™ products.
  Professional fees decreased by $66,720 for fiscal year 2008 as compared to the same period a year earlier primarily due to decrease in consulting fees on funding services.
  Salary and benefits decreased by $50,993 for fiscal year 2008 as compared to the same period a year earlier primarily due to decrease in number of employees and replacement of full time with part time employees. An additional $41,407 was saved by not paying compensation and director fees in 2008.
  Travel and entertainment expenses decreased by $27,865 for fiscal year 2008 as compared to the same period a year earlier primarily due to a decrease in marketing and fund raising activities.
  2-Track incurred no financial consulting expenses for fiscal year 2008 for raising funds.

We had a net loss of $270,707 for fiscal year 2008, or less than 1 cent loss per share, compared to a net loss of $1,315,277 for 2007, or $ 0.03 per share. The decrease in net loss was primarily due to the substantial increase in gross profit, decreases in selling, general and administrative expenses and $445,805 of gain from forgiveness of debt by chief executive officer during 2008.

No provision was made for income taxes for the years ended December 31, 2008 and 2007.

Liquidity and Capital Resources

2-Track has incurred operating losses during the last two fiscal years which has resulted in an accumulated deficit of $4,514,455 as of the end of fiscal year 2008. At December 31, 2008, we had cash of $2,900 and a negative net working capital of $2,054,345. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to

Page - 20

finance its ongoing operations.

Capital Financing

On April 5, 2007 we received a loan of $28,000 from the Tin Long Investment Company. On December 31, 2007 we issued 200,000 shares of stock in satisfaction of $3,000 of accrued interest on this loan

During 2007, 2-Track issued 2,571,900 shares of its restricted common stock to raise invested cash proceeds of $180,033 to fund its operating expenses and issued 18,227,867 shares of it common stock in lieu of cash to pay for an aggregate $1,047,443 of liabilities and services rendered to 2-Track.

As of December 31, 2008 our principal commitments include a lease for one year at $975 per month for our branch office in New Jersey and $2,000 per month for our liaison office in Korea.

We anticipate requiring a minimum of $2 million in additional working capital during the current year to fund our business development and growth although management hopes to achieve a higher figure based on our price per share valuations. It is our intention to pursue equity and debt-based funding strategies through the issue of additional stock and/or long-term borrowing commensurate with a responsible level of debt service commitments.

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

Page - 21

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

Page - 22

ITEM 7.    FINANCIAL STATEMENTS

Page - 23

Michael T. Studer CPA PC

18 East Sunrise Highway, Suite 311
Freeport, NY 11520
Phone: (516) 378-1000
Fax: (516) 546-6220
Email: mts@studercpapc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
2-Track Global, Inc.

I have audited the accompanying consolidated balance sheets of 2-Track Global, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2009

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US Dollars)
	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 2,900	$ 5,735
Accounts receivable	29,385	58,398
Inventories	85,700	25,762
Prepaid expense	-	5,861
TOTAL CURRENT ASSETS	117,985	95,756
Property and Equipment, net of accumulated depreciation of $22,316 and $16,164 respectively	10,710	19,486
Intangible Assets, net of accumulated amortization of $7,044 and $3,620, respectively	28,023	25,010
TOTAL ASSETS	$ 156,718	$ 140,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,454,487	$ 1,256,214
Amounts due to related parties	586,343	730,368
Loans payable	131,500	128,000
Total Current Liabilities	2,172,330	2,114,582
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share;
authorized:75,000,000 shares
issued and outstanding 56,337,333 and 35,077,513
shares, respectively	56,577	56,337
Additional paid-in capital	2,385,217	2,371,195
Retained earnings (deficit)	(4,514,455)	(4,243,748)
Accumulated other comprehensive income (loss)	57,049	(158,114)
Total Stockholders' Equity (Deficiency)	(2,015,612)	(1,974,330)
Total Liabilities and Stockholders' Equity	$156,718	$140,252

See notes to consolidated financial statements.

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed in US Dollars)
	Year Ended December 31,
	2008	2007
Net Sales	$ 703,990	$ 471,870
Cost of Sales	453,420	375,789

Gross Profit	250,570	96,081
Operating expenses:
Selling, general and administrative	558,994	716,428
Research and development	398,199	675,016
Depreciation of property and equipment	8,776	6,405
Amortization of intangible assets	3,424	2,460
Total operating expenses	969,393	1,400,309
Income(Loss) From Operations	(718,823)	(1,304,228)
Other Income(Expenses)
Interest income	213	376
Gain from forgiveness of debt by Chief executive officer	455,805	-
Interest expense	(7,902)	(10,189)
Income(Loss) before income taxes	(270,707)	(1,314,041)
Income taxes	-	(1,236)
Net lncome (Loss)	$ (270,707)	$(1,315,277)
Net loss per share - basic and diluted	$ (0.00)	$ (0.03)
Weighted average number of common shares
Used to compute net loss per share - basic and diluted	56,357,306	41,911,873

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S.Dollars)
	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(270,707)	$(1,315,277)
Adjustments to reconcile net income(loss) to net cash Provided by (used for) operating activities
Depreciation of property and equipment	8,776	8,865
Amortization of intangible assetst	3,424	-
Gain from forgiveness of debt by chief executive officer	(455,805)	-
Foreign currency translation adjustment	215,163	(68,893)
Stock -based compensation	11,262	40,667
Changes in operating assets and liabilities
Accounts receivable	29,013	(11,073)
Inventories	(59,938)	18,168
Prepaid expenses	5,861	(5,861)
Accounts payable and accrued expenses payable	201,273	87,148
Net Cash provided by (used for) operating activities	(311,678)	(1,246,256)
Cash Flow from Investing Activities
Property and Equipment additions	-	(19,003)
Intangible assets additions	(6,437)	(2,811)
Net Cash provided by (used for) Investing Activities	(6,437)	(21,814)
Cash Flow from Financing Activities
Proceeds from sales of common stock	-	1,187,772
Proceeds from Loans Payable	3,500	28,000
Increase in amounts due to related parties	311,780	54,935
Net Cash provided by (used for) financing activities	315,280	1,270,707
Increase (decrease) in cash and equivalents	(2,835)	2,637
Cash and cash equivalents , beginning of period	5,735	3,098
Cash and cash equivalents , end of period	$2,900	$5,735
Supplemental disclosures of cash flow information:
Interest paid	-	$10,189
Income taxes paid	-	-

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBSIDIARY Consolidated Statements of Stockholders' Equity (Deficiency) Years Ended December 31, 2007 and 2008 (Expressed In U.S. Dollars)
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Decifit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance, December 31, 2006	35,077,513	35,077	1,164,018	(2,928,471)	(89,221)	(1,818,597)
Sale of common stock	2,571,900	2,572	177,461	-	-	180,033
Issuance of common stock in satisfaction of liabilities	18,227,867	18,228	997,011	-	-	1,015,239
Issuance of common stock for services	460,053	460	31,744	-	-	32,204
Reversal of previous subscription	-	-	(7,500)	-	-	(7,500)
Stock options expense	-	-	8,461	-	-	8,461
Net loss	-	-	-	(1,315,277)	-	(1,315,277)
Foreign currency translation adjustment	-	-	-	-	(68,893)	(68,893)
Balance, December 31, 2007	56,337,333	56,337	2,371,195	(4,243,748)	(158,114)	(1,974,330)
Issuance of common stock in satisfaction of liabilities	200,000	200	2,800	-	-	3,000
Issuance of common stock for services	39,947	40	2,756	-	-	2,796
Stock options expense	-	-	8,466	-	-	8,466
Net loss	-	-	-	(270,707)	-	(270,707)
Foreign currency translation adjustment	-	-	-	-	215,163	215,163
Balance, December 31, 2008	56,577,280	56,577	2,385,217	(4,514,455)	57,049	(2,015,612)

See notes to consolidated financial statements.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

Note 1.   ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed in October 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction). Until November 17, 2008, Limited sold computer applications primarily used by customers for vessel and vehicle fleet management. On November 17, 2008, the Company decided to liquidate Limited and transferred certain assets and operations to 2-Track U.S.A., Inc. ("TTNY"), another wholly owned subsidiary of TOTG, which was incorporated in the state of New York on January 4, 2007. TTNY sells devices and software applications primarily used by business customers for security purposes.

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All inter company accounts and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $4,514,455 since inception and has a working capital deficiency of $2,054,345 as at December 31, 2008. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Use of Estimates

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

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

Cash

Cash represents funds on deposit with the Company's banks and cash on hand.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2008 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income.

Long-lived Assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Foreign Currency Translation

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at the year-end exchange rates ($ 1.4854 at December 31, 2008). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.7507 for the year ended December 31, 2008). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123, " Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans.

Property and Equipment

The Company depreciates its furniture, fixtures and equipment using the straight-line method

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

over the assets' estimated useful lives.

Intangible assets

Intangible assets represent filing and other costs associated with patents relating to the Company's Positional Real-time Integrity and Status Monitoring System ("PRISMS'). The patent costs are amortized using the estimated economic life of 10 years.

Note 3.   PROPERTY AND EQUIPMENT, NET

Property and equipment net, consist of:

	December 31,
	2008	2007
Furniture, Fixtures and Equipment	$33,026	$35,650
Accumulated depreciation	(22,316)	(16,164)
Net	$10,710	$19,486

Note 4.   INTANGIBLE ASSET

Property and equipment net, consist of:

	December 31,
	2008	2007
Patent costs relating to PRISMS	$35,067	$28,630
Accumulated amortization	(7,044)	(3,620)
Net	$28,023	$25,010

Estimated patent amortization expense for each of the Company's five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $3,507, $3,507, $3,507, and $3,507, respectively.

Note 5.   DUE TO RELATED PARTIES AND FORMER DIRECTOR

Amounts due to related parties and former director consist of:

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008
	December 31,	December 31,
	2008	2007
	(Unaudited)
Unpaid compensation
Chief executive officer	$-	$360,000
Consultant and former director	323,000	228,000
Director	24,000	24,000
Advances payable(non-interest bearing, due on demand
Chief executive officer	233,312	118,368
Consultant and former director	942	-
Director	5,089	-
Total	$586,343	$730,368

Total compensation costs paid and accrued to related parties and former director ( and included in selling, general and administrative expenses) for the years ended December 31, 2008 and 2007 were $240,000 and $372,000, respectively.

Note 6.   LOANS PAYABLE

Loans payable consist of:

	December 31,	December 31,
	2008	2007
Due Octagon Investment, S.A., interest at 5%, installmanet commencing February 22, 2010, shares of common stock at a price of $.39 per	$100,000	$100,000
Due investor, intereset at 10.7%, due on demand	28,000	28,000
Due investor, intereset at 0%, due on demand	3,500	-
Total	$131,500	$128,000

Note 7.   INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2008 and 2007 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of December 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

financial statements at December 31, 2008. The Company will continue to review this valuaton allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2002 to 2028.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9.   STOCKHOLDERS' EQUITY

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

On May 7, 2007, the Company issued 5,542,287 shares of restricted common stock of the Company to Mike Jung, president, CEO and CFO, in exchange for the cancellation of $387,960 of loans made to the Company.

On May 9, 2007 the Company completed a sale of 2,571,900 shares of restricted common stock to a group of investors in Denmark for a total of $180,033. The share price received from the various parties was $.07 per share.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

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

Stock Options

On March 34, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the years ended December 31, 2008 and 2007, no options were exercised or forfeited and 300,000 stock options are outstanding at December 31, 2008, 104,700 of which are exercisable.

The fair value of the stock options granted was estimated at $49,165 using a Black-Sholes option pricing model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield - 0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years for (198,000 stock options). This $49,165 compensation cost is being recognized over the requisite service period of the respective parties.

For the years ended December 31, 2008 and 2007, stock options expense charged to operations was $8,461 and $8,461, respectively. At December 31, 2008, the unrecognized compensation expense was $25,889.

Note 10.   BUSINESS CONCENTRATIONS

Three commercial customers combined accounted for approximately 96% and 58% of the consolidated net sales of the Company for the fiscal years ended December 31, 2008 and 2007, respectively. The concentration of sales with a small group of customers places the Company in an adverse position should any of these customers reduce their volume of sales orders with the Company

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    (T) CONTROLS AND PROCEDURES

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

Page - 25

accounting principles and that receipts and expenditures of 2-Track Global are being made in accordance with authorizations of management and directors of 2-Track Global;

(ii)      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of 2-Track Global's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of 2-Track Global's internal control over financial reporting as of the year ended December 31, 2008 is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations

This annual report does not include an attestation report of 2-Track Global's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by 2-Track Global's registered public accounting firm pursuant to temporary rules of the SEC that permit 2-Track Global to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

ITEM 9B.    OTHER INFORMATION

Subsequent to the year ended December 31, 2008, we liquidated and dissolved one of the Company's wholly-owned subsidiaries 2-Track Limited and moved its assets and business operations to the Company's remaining wholly-owned subsidiary 2-Track USA, Inc. located in New York.

Page - 26

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

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

Page - 27

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board

Family Relationships

There are no family relationships between any director and executive officer.

Board Meetings and Actions

The Board of Directors of the Company held 1 meeting and acted by written consent on two occasions during the year ended December 31, 2008. Each director during the year 2008 participated in 75% or more of the aggregate number of meetings of the Board held or action by written consent taken during the year 2008.

Corporate Governance

We do not currently have a standing Nominating Committee due to the fact that the Board currently consists of one Director which makes having such a committee unnecessary at this time. The Board does not currently have separately-designated Audit, Executive or Compensation Committees nor does the Board have a designated audit committee financial expert. The functions of these committees are performed by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of such forms received by us, or on written representations from certain reporting persons that no other filings were required for such persons, we believe that, during the fiscal year ended December 31, 2008, our executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request by e-mail at "www.2-TrackGlobal.com" or in writing by mail to: 2-Track Global, Inc., 1270 Broadway #208, New York, NY 10001, Attn: Corporate Secretary

Page - 28

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track's Principal Executive Officer during the last two most recently complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name & Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike Jung (CEO)	2008	120,000(1)	-0-	-0-	-0-	-0-	-0-	120,000
	2007	120,000(1)	-0-	-0-	-0-	-0-	-0-	120,000

(1) Amount included $120,000 paid as compensation by 2-Track Limited (a wholly owned subsidiary). $120,000 of this amount was accrued but not paid during 2007 or 2008.

Employment Agreements

There are no employment agreements with any officer or employee of 2-Track.

Incentive and Stock Option Plans

The 2-Track 2006 Employee Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on January 31, 2006. This Plan will allow us to grant stock or options as compensation to officers and employees. The Plan is authorized to grant stock or options of up to 3,000,000 shares. Options to purchase 102,000 shares of 2-Track common stock were granted under this Plan during 2006. No options were granted during 2008.

Page - 29

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Option(#) Exerisable (b)	Number of Securities Underlying Unexercised Option(#) Unexercised (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($) (j)
CEO	51,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frank Snortheim	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Objectives and Philosophy of our Executive Compensation Program

We do not have a standing compensation committee. Our Board of Directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

  attract, retain and motivate skilled and knowledgeable individuals;
  ensure that compensation is aligned with our corporate strategies and business objectives;
  promote the achievement of key strategic and financial performance measures by linking long-term cash and equity incentives to the achievement of measurable corporate performance goals; and)
  align executives' incentives with the creation of stockholder value.

To achieve these objectives, our Board of Directors evaluates our executive compensation program with the objective of setting compensation at levels it believes will allow us to attract and retain qualified executives. We also generally provide a portion of our executive

Page - 30

compensation in the form of stock options, which we believe helps us retain our executives and align their interest with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are base salaries and option grant incentive awards, although the Board of Directors has the authority to award cash bonuses, benefits and other forms of compensation as it sees fit.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely extensively on benchmarking against our competitors in making compensation relation decisions, although we may consider industry compensation trends as one of many factors in our determination of proper compensation.

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our Board of Directors for adjustment based on an assessment of the individual's performance and compensation trends in our industry. In light of the level of the Company's performance during fiscal year 2008, and the significant efforts of the Company's sole executive officer during fiscal year 2008, the base salary for 2-Track's President was left unchanged for 2008.

Equity Awards

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of shares or stock options issued from the 2-Track 2006 Employee Stock Incentive Plan. We believe that equity grants in the form of stock or options provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. Due to the performance of 2-Track during 2008 no stock or stock options were granted to any officer of 2-Track during fiscal year 2008.

Cash Bonuses

Our Board of Directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual

Page - 31

objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses. No bonuses were granted during fiscal year 2008.

Benefits and Other Compensation

Our named executive officers are permitted to participate in such health care, disability insurance, retirement and other employee benefit plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the end of fiscal year 2008, we have not implemented any such employee benefit plans.

Compensation of Directors

We currently have a policy of paying $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.'s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 3,000,000 shares. Options to purchase 198,000 shares of 2-Track common stock were granted under this Plan during 2006. During 2007 Mr. Snortheim was granted 500,000 shares of common stock under this Non-Employee Director Plan upon his appointment to the Board of Directors. These shares vested in January, 2008 upon the first anniversary date from the date of issuance. No shares or options were granted from this Plan during 2008.

DIRECTOR COMPENSATION DURING 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mike Jung							-0-
Frank Snortheim	-0-	-0-					-0-

Objectives and Philosophy of our Director Compensation Program

We do not have a standing compensation committee. Consequently, our Board of Directors as a whole makes the decisions as to director benefit programs and compensation. Directors who are

Page - 32

full or part time employees of 2-Track are not eligible for compensation or benefits as a director. The primary objectives of our director compensation program are to:

  attract and retain experienced and knowledgeable individuals to serve as directors;
  reimburse directors for the time and expenses incurred in serving as a director;
  allow directors to participate in our longer term asset growth and stock appreciation.

Components of our Director Compensation Program

At the present time, the primary elements of our director compensation program are a base monthly compensation for a director's services to the Company and stock or option awards.

Monthly Payment

At the present time we offer a monthly stipend of between $1,000 and $3,000 for services rendered by each non-employee member of the Board. The precise amount is determined by the Board based on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the length of service of the member and such other factors as deemed relevant to such member's participation on the Board. Due to the relatively low level of Board activity during 2008, the Board determined not to pay any monthly stipend payment during 2008.

Equity Awards

Our stock and stock option award program is the primary vehicle for offering long-term compensation to Board members. Our current policy is to grant an initial stock award of 500,000 shares to each non-employee director upon joining the Board. The shares typically vest over a one-year period. We may grant additional shares of stock or options to non-employee Board members depending on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the overall performance of the Company, and such other factors as deemed relevant to such member's participation on the Board. Due to the low level of Board activity and the Company's performance during fiscal year 2008, no additional stocks or stock options were awarded to any non-employee director in 2008.

Limitation of Liability and Indemnification Matters

Our Articles of Incorporation provide that we will indemnify our officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as involving intentional misconduct, fraud or a knowing violation of the law and were material to the cause of action. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding

Page - 33

will be paid by us in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by us as authorized in the Articles of Incorporation. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Articles of Incorporation. Nevada law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by our Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Securities Act") may be permitted to directors, officers and controlling persons of 2-Track pursuant to the foregoing provisions, or otherwise, 2-Track has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, enforceable.

ITEM 12.    SSECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of 2-Track's Common Stock beneficially owned as of April 10, 2009 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track's Common Stock.

Title of class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent
	Officers and Directors
Common Stock	Mike Jung	Chairman, President and CFO	14,953,857 (1)	26.52%
Common Stock	Jin Young Shin 1270 Broadway #208 New York, NY 10001	Secretary	2,160,000	3.83%
Common Stock	Frank Snortheim(2)	Director	500,000.09%

Page - 34

Title of class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent
	All officers and directors as a group (3 individuals)		17,613,857	31.24%
	Shareholders owning 5% or more
	Nolboo & Co. 501 Jinmi Paragon 13 Yeouido-Dong Seoul, South Korea 150-870		12,485,580	22.15%

(1) Amount includes 51,000 shares issuable under stock options exercisable within 60 days of April 10, 2009.
(2) Mr. Snortheim resigned as a Director effective December 31, 2008.

Equity Compensation Plan Information

Information in the table below is as of December 31, 2008.

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

Page - 35

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The President of 2-Track made loans to the Company aggregating $311,780 during 2008 of which $233,312 was outstanding as of December 31, 2008. These loans bear no interest, are unsecured and due on demand. In conjunction with the liquidation of 2-Track Limited, the President of 2-Track forgave $455,805 of accrued compensation.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2-Track's fiscal years ended December 31, 2007 and December 31, 2008, 2-Track was billed the following aggregate fees by Michael T. Studer PCC ("Studer").

Audit Fees.

The aggregate fees billed by Studer to 2-Track for professional services rendered for the audit of 2-Track's financial statements for the last two fiscal years, for reviews of the financial statements included in 2-Track's Forms 10-Q for the fiscal year, and for services provided by Studer in connection with statutory or regulatory filings for the 2008 fiscal year, were $23,000 for the fiscal year 2007 and $23,000_ for the fiscal year 2008.

Audit Related Fees

None

Tax Fees

None

All Other Fees.

None

All of the services performed by Studer during 2008 were pre-approved by 2-Track's Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant's independence.

Pre-Approved Policies and Procedures

Prior to retaining Studer to provide services in any fiscal year, the Board of Directors first reviews and approves the accountant's fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such

Page - 36

services. 2-Track's pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of Studer for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the SEC on May 27, 2002
(2) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 21, 2006. * Included with this Form 10-K
Page - 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          2-TRACK GLOBAL, INC.

Date: April 15, 2009                                               By   /s/ Woosun Jung

                                               Woosun Jung

                                                                                         President and Chief Executive

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Woosun Jung
Woosun Jung	Chairman of the Board, President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 20098

Page - 38

CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K

I, Woosun Jung, certify that:

1.          I have reviewed this annual report for the fiscal year ended December 31, 2008 on Form 10-K of 2-Track Global, Inc.;

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15d-15f) for the registrant and have:

a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles;

c)            Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5.          The registrant's other certifying officer and I have disclosed, based on our most recent

EXHIBIT 31.1

evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)            All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15 ,2009

                                                                                /s/ Woosun Jung
                                                                           Woosun Jung,
                                                                                         Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K

I, Woosun Jung, certify that:

1.          I have reviewed this annual report for the fiscal year ended December 31, 2008 on Form 10-K of 2-Track Global, Inc.;

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15d-15f) for the registrant and have:

a)            Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles;

c)            Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

EXHIBIT 31.2

5.          The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)            All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15 ,2009

                                                                                /s/ Woosun Jung
        ;                                                                 Woosun Jung,
                                                                                       Chief Financial Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          The undersigned, in his capacity as Chief Executive Officer and Chief Financial Officer, respectively, of 2-Track Global, Inc. (the "Registrant"), hereby certifies, for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

(1)  the Annual Report of the Registrant on Form 10-K for the year ended December 31, 2008 (the "Report"), which accompanies this certification, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition of the Registrant at the end of such year and the results of operations of the Registrant for such year.

Date: April 15 ,2009                                             2-TRACK GLOBAL, INC.

                                                                   /s/ Woosun Jung
                                                                   Woosun Jung,
                                                                   Chief Executive Officer and Chief Financial Officer

EXHIBIT 32