Form 10-Q
period 2009-03-31
2-Track Global, Inc.
filed 2009-05-19
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number       333-89208

2-TRACK GLOBAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	41-2036671
(State of Incorporation incorporation or organization)	(I.R.S. Employer Identification Number)

1270 Broadway, Ste.208 New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(732) 927-3820

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes	No	X

The number of shares of the issuer's common stock outstanding as of April 30, 2009 was 56,577,280.

Page - 2

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and
December 31, 2008 (Audited)                                                                                                              5

Consolidated Statements of Operations for the Three months ended
March 31, 2009 and 2008 (Unaudited)                                                                                               6

Consolidated Statements of Cash Flows for the Three months ended
March 31, 2009 and 2008 (Unaudited)                                                                                                7

Notes to Unaudited Consolidated Financial Statements                                                                    8

Page - 4

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US Dollars)
	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 10,683	$ 2,900
Accounts receivable	4,512	29,385
Inventories	109,270	85,700
Prepaid expense	554	-
TOTAL CURRENT ASSETS	125,019	119,785
Property and Equipment, net of accumulated depreciation of $23,224 and $22,316, respectively	9,803	10,710
Intangible Assets, net of accumulated amortization of $8,088 and $7,044, respectively	34,612	28,023
TOTAL ASSETS	$ 169,434	$ 156,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,521,568	$ 1,454,487
Amounts due to related parties	701,097	586,343
Loans payable	155,561	131,500
Total Current Liabilities	2,378,226	2,172,330
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share; authorized
75,000,000 shares, issued and outstanding
56,577,280 and 56,577,280 shares, respectively	56,577	56,577
Additional paid-in capital	2,387,333	2,385,217
Retained earnings (deficit)	(4,740,929)	(4,514,455)
Accumulated other comprehensive income (loss)	88,227	57,049
Total Stockholders' Equity (Deficiency)	(2,208,792)	(2,015,612)
Total Liabilities and Stockholders' Equity	$ 169,434	$ 156,718

See notes to consolidated financial statements.

Page - 5

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed in US Dollars)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Sales	$ 6,770	$ 16,518
Cost of Sales	$ 3,254	$ 12,487
Gross Profit (Loss)	3,516	4,031
Operating expenses:
Selling, general and administrative	136,964	124,013
Research and development	89,824	153,910
Depreciation of property and equipment	908	4,811
Amortization of intangible assets	1,044	832
Total operating expenses	228,740	283,566
Income(Loss) From Operations	(225,224)	(279,535)
Other Income(Expenses)
Interest income	-	10
Interest expense	(1,250)	(1,393)
Other income (expense) - net	(1,250)	(1,383)
Income(Loss) before income taxes	(226,474)	(280,918)
Income Taxes	-	-
Net Income (Loss)	$ (226,474)	$ (280,918)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.01)
Weighted average number of common shares outstanding - basic and diluted	56,577,280	56,357,307

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S.Dollars)
	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$ (226,474)	$ (280,918)
Adjustments to reconcile net loss to net cash provided by (used in operating activities
Stock - based compensation	2,116	4,914
Depreciation of property and equipment	908	4,811
Amortization of intangible assetst	1,044	832
Foreign currency translation adjustment	31,178	35,694
Changes in operating assets and liabilities:
Accounts receivable	24,872	(8,921)
Inventories	(23,570)	(32,331)
Prepaid expenses	(554)	5,861
Accounts payable and accrued expenses payable	67,081	186,310
Cash provided by (used in) operating activities	(123,399)	(83,748)
Cash Flow from Investing Activities
Property and Equipment additions	-	-
Intangible assets additions	(7,633)	(4,661)
Cash used in investing activities	(7,633)	(4,661)
Cash Flow from Financing Activities
Proceeds from loans	24,061	-
Increase in amounts due to related parties and former director	114,754	84,788
Cash provided by (used in) financing activities	138,815	84,788
Increase (decrease) in cash	7,783	(3,621)
Cash, Beginning of period	2,900	5,735
Cash, End of period	$ 10,683	$ 2,114
	-
Supplemental disclosures of cash flow information:
Interest paid	$ 1,250	$ 1,393
Income taxes paid	-	-

See notes to consolidated financial statements.

Page - 7

2-TRACK GLOBAL INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2009 (Unaudited)

Note 1.   ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed in October 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction). Until November 17, 2008, Limited sold computer applications primarily used by customers for vessel and vehicle fleet management. On November 17, 2008, the Company decided to liquidate Limited (which liquidation was effectuated on February 17, 2009) and transferred certain assets and operations to 2-Track U.S.A., Inc. ("TTNY"), another wholly owned subsidiary of TOTG, which was incorporated in the State of New York on January 4, 2007. TTNY sells devices and software applications primarily used by business customers for security purposes.

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $4,740,929 since inception and has a working capital deficiency of $2,253,207 as at March 31, 2009. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with

Page - 8

instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTOR

Amounts due to related parties and former director consist of:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Unpaid compensation
Chief executive officer	$60,000	$30,000
Consultant and former director	353,000	323,000
Director	24,000	24,000
Advances payable (non-interest bearing, due on demand):
Chief executive officer	218,671	203,312
Consultant and former director	-	942
Director	5,089	5,089
Consultants	40,337	-
Total	$701,097	$586,343

Total compensation costs accrued to related parties and former director (and included in selling, general and administrative expenses) for the three months ended March 31, 2009 and 2008 were $60,000 and $60,000, respectively.

Page - 9

Note 4.   LOAN PAYABLE

Loans payable consist of:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Due Octagon Investment, S.A., interest at 5%, due in monthly installments commencing February 22, 2010, convertible into shares of common stock at a price of $.39 per share	$100,000	$100,000
Due investor, intereset at 10.7%, due on demand	28,000	28,000
Due investor, intereset at 0%, due on demand	27,561	3,500
Total	$155,561	$131,500

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2009 and 2008 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of March 31, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2022 to 2029.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2009 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Page - 10

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 3,000,000 shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

Common Stock Issuance

On January 9, 2007, the Company issued 500,000 shares of common stock to Frank Snortheim for accepting a position as director of the Company. This stock grant, which vested on January 18, 2008, was valued at a total of $35,000 and has been charged to operations ratably over the one year requisite service period.

Stock options

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the three months ended March 31, 2009, no options were exercised or forfeited and 300,000 stock options are outstanding at March 31, 2009, 157,050 of which are exercisable.

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost is being recognized over the requisite service period of the respective parties. For the three months ended March 31, 2009 and 2008, stock options expenses charged to operations was $2,116 and $2,116, respectively. At March 31, 2009, the unrecognized expense was $23,773.

Page - 11

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

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

Business Operations Overview

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2009:

Condor FMS -	ASP services	Mar 2009
Condor FMS -	New Hardware	Nov 2009
Starfish FMS -	LEO + GSM	Dec 2009
Starfish VMS -	LEO (with Iridium)	Dec 2009
PRISMS&&trade -	Working prototypes	Nov 2009
DF Card -	Personnel Accountable system	Jun 2010
Active RFID -	Asset Tracking	Sep 2009
Passive RFID -		May 2010

Business Development

The primary business development targets for 2009 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, the iTrac personal tracking system and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended through the addition of LEO + GPRS as well as higher spec hardware for the US market during the summer of 2009.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia, and India markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

Page - 12

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

PRISMS&trade is expected to be demonstrated in a commercial environment towards the middle of the year with a major carrier partner, although beta versions of some of the key hardware may be ready for structured trials as early as the summer.

Results of Operation

Three-Month Period Ended March 31, 2009 versus 2008

During the quarter ended March 31, 2009, we had revenues of $6,770 compared to $16,518 for the same quarter of 2008. The decreased revenue was attributable to the liquidation of 2-Track, Limited from which no sales were reported during the quarter ended March 31, 2009. Cost of sales decreased to $3,254 for the quarter ended March 31, 2009 compared to $12,487 for the quarter ended March 31, 2008. The decrease in cost of sales was commensurate with the decreased sales. Gross profits were $3,516 compared to $4,031 for the same quarter of 2008. Cost of sales as a percentage of sales decreased from 76% in 2008 to 48% in the first quarter of 2009. The decrease is attributable to the Company's new drive to expand sales of maintenance service to customers rather than hardware sales in the U.S.

Selling, general and administrative expenses increased from $124,013 for the quarter ended March 31, 2008 to $136,964 for the quarter ended March 31, 2009. The Company paid or accrued no wages and salaries during the quarter ended March 31, 2009. Professional and consulting fees were $89,498 for the quarter ended March 31, 2009. We incurred research and development expenses of $89,824 in this quarter primarily related to our FMS products compared to $153,910 incurred in the quarter ended March 31, 2008. The decrease is primarily due to the departure of some highly paid engineers in 2008.. We also incurred interest expense of $1,250 in this quarter compared to $1,393 of interest expense during the first quarter of 2008.

We incurred a net loss of $226,474 for the quarter ended March 31, 2009 compared to a net loss of $280,918 for the same quarter in 2008. The substantial decrease in net loss during the first quarter of 2009 is the result of decreased research and development.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2009, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC's Regulation S-K.

Page - 13

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of March 31, 2009, 2-Track had an accumulated deficit of $4,740,929. At March 31, 2009, 2-Track had cash and cash equivalents of $10,683 and a working capital deficit of $2,253,207. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the first quarter of 2009, we did not raise any outside capital investments.

We hope to secure a minimum of $2 million in additional working capital during the current year to fund our business development and growth. It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt service commitments.

Due to our limited cash flow and operating losses, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding options in order to fund our current operations. If these sources of capital were unwilling or unable to provide additional working capital to us, we would probably not be able to sustain our full range of operations and could jeopardize our ability to continue operations. There is no current written agreement or contractual obligation which would require our past investors to fund our future operations up to certain amounts or indeed continue to finance our operations at all.

As of March 31, 2009, our principal commitments include a lease commitment for one year at approximately $975 per month for our branch office in New Jersey and $2,000 per month for our liaison office in Korea.

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

Page - 14

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

ITEM 4T.   CONTROLS AND PROCEDURES

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

Page - 15

PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Despite having revenues since 2005, we have incurred operating losses since inception. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a "going concern" explanation. In the independent accounting firm's opinion, our limited operating history and accumulated net deficit as of December 31, 2008, raise substantial doubt about our ability to continue as a going concern.

Our subsidiary 2-Track USA, and before it 2-Track Limited, are development stage companies in the process of fully implementing their business plan and technologies. 2-Track Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues. 2-Track USA commenced its business operations in January 2007 and has also generated only limited revenues. As our current operating subsidiary, 2-Track USA has only a limited operating history upon which an evaluation of our future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by developing companies which have not yet established an operating track record.

The success of our technology based business will depend on several factors including:

  Our ability to maintain competitive prices which provide desired profit margins and expanding our product line;
  Our success in finalizing the PRISMS&trade technology development, in particular the radio frequency module (RFM) component required for scanning and reporting container data in difficult environments such as terminal yards and ship's holds;
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

Page - 16

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

In addition to the above, we are also susceptible to other factors that generally affect the market for stocks of technology companies. Factors including general fluctuations in securities markets, reaction to economic news and amount of market risk acceptable to investors, could affect the price of our stock and could cause such stock price to fluctuate significantly over short periods of time.

Page - 17

ITEM 6.   EXHIBITS

          (a) The following documents are filed as exhibits to this report:

Exhibits
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2-Track Global, Inc.

Dated: May 19, 2009

/s/ Woosun Jung

Woosun Jung

Chief Executive Officer

Dated: May 19, 2009

/s/ Woosun Jung

Woosun Jung

Chief Executive Officer

Page - 19

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Woosun Jung, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of 2-Track Global, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report;

4.          The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the Registrant and have:

a)            designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles;

c)            evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

Exhibit 31.1

5.          The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

Date: May 19, 2009

Woosun Jung, Chief Executive Officer

Exhibit 31.1

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Woosun Jung, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of 2-Track Global, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report;

4.          The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the Registrant and have:

a)            designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles;

c)            evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

Exhibit 31.2

5.          The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

Date: May 19, 2009

Woosun Jung, Chief Executive Officer

Exhibit 31.2

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

          In connection with the quarterly report on Form 10-Q of 2-Track Global, Inc. (the "Company"), for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to our knowledge:

(1)   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

2-TRACK GLOBAL, INC.

Dated: May 19, 2009

Woosun Jung, Chief Executive Officer and
Chief Financial Officer

Exhibit 32