Form 10-Q
period 2009-06-30
2-Track Global, Inc.
filed 2009-08-19
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number       333-89208

2-TRACK GLOBAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	41-2036671
(State of Incorporation incorporation or organization)	(I.R.S. Employer Identification Number)

1270 Broadway #501, New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(732) 927-3820

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	X	No

The number of shares of the issuer's common stock outstanding as of June 30, 2009 was 56,577,280.

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

Page - 2

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
December 31, 2008 (Audited)                                                                                                               5

Consolidated Statements of Operations for the Three and Six months ended
June 30, 2009 and 2008 (Unaudited)                                                                                                  6

Consolidated Statements of Cash Flows for the Six months ended
June 30, 2009 and 2008 (Unaudited)                                                                                                   7

Notes to Unaudited Consolidated Financial Statements                                                                    8

Page - 4

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US Dollars)
	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 12,665	$ 2,900
Accounts receivable	46,125	29,385
Inventories	107,230	85,700
Prepaid expense	29,174	-
TOTAL CURRENT ASSETS	195,194	117,985
Property and Equipment, net of accumulated depreciation of $24,132 and $22,316 respectively	8,895	10,710
Intangible Assets, net of accumulated amortization of $9,132 and $7,044, respectively	33,568	28,023
TOTAL ASSETS	$ 237,657	$ 156,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,945,597	$ 1,454,487
Amounts due to related parties	741,708	586,343
Loans payable	174,463	131,500
Total Current Liabilities	2,861,768	2,172,330
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share; authorized
75,000,000 shares, issued and outstanding
56,577,280 and 56,577,280 shares, respectively	56,577	56,577
Additional paid-in capital	2,389,449	2,385,217
Retained earnings (deficit)	(5,062,457)	(4,514,455)
Accumulated other comprehensive income (loss)	(7,680)	57,049
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,624,111)	(2,015,612)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 237,657	$ 156,718

See notes to consolidated financial statements.

Page - 5

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed in US Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 61,116	$ 479,647	$ 67,886	$ 496,165
Cost of Sales	$ 35,668	$ 246,682	$ 38,922	$ 259,169
Gross Profit (Loss)	25,448	232,965	28,964	236,996
Operating expenses:
Selling, general and administrative	260,258	213,586	397,224	337,599
Research and development	83,515	161,387	173,339	315,297
Depreciation of property and equipment	908	1,708	1,815	6,519
Amortization of intangible assets	1,044	858	2,088	1,690
Total operating expenses	345,725	377,539	574,466	661,105
Income(Loss) From Operations	(320.277)	(144,574)	(545,502)	(424,209)
Other Income(Expenses)
Interest income	-	171	-	181
Interest expense	(1,250)	(1,372)	(2,500)	(2,765)
Other income (expense) - net	(1,250)	(1,201)	(2,500)	(2,584)
Income(Loss) before income taxes	(321,527)	(145,775)	(548,002)	(426,693)
Income Taxes	-	-	-	-
Net Income (Loss)	$ (321,527)	$ (145,775)	$ (548,002)	$ (426,693)
Net loss per common share - basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding - basic and diluted	56,577,280	56,377,280	56,577,280	56,367,294

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S.Dollars)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$ (548,002)	$ (426,693)
Adjustments to reconcile net loss to net cash provided by (used in operating activities
Stock - based compensation	4,232	7,030
Depreciation of property and equipment	1,815	6,519
Amortization of intangible assetst	2,088	1,690
Foreign currency translation adjustment	(64,729)	55,754
Changes in operating assets and liabilities:
Accounts receivable	(16,740)	12,411
Inventories	(21,530)	(68,338)
Prepaid expenses	(29,174)	5,861
Accounts payable and accrued expenses payable	491,110	258,062
Cash provided by (used in) operating activities	(180,930)	(147,704)
Cash Flow from Investing Activities
Property and Equipment additions	-	-
Intangible assets additions	(7,633)	(5,674)
Cash used in investing activities	(7,633)	(5,674)
Cash Flow from Financing Activities
Proceeds from loans	42,963	-
Increase in amounts due to related parties and former director	155,365	149,051
Cash provided by (used in) financing activities	198,328	149,051
Increase (decrease) in cash	9,765	(4,327)
Cash, Beginning of period	2,900	5,735
Cash, End of period	$ 12,665	$ 1,408

Supplemental disclosures of cash flow information:
Interest paid	$ 1,250	$ 2,765
Income taxes paid	-	-

See notes to consolidated financial statements.

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

Note 1.   ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed on October 11, 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction). Until November 17, 2008, Limited sold computer applications primarily used by customers for vessel and vehicle fleet management. On November 17, 2008, the Company decided to liquidate Limited (which liquidation was effectuated on February 17, 2009) and transferred certain assets and operations to 2-Track U.S.A., Inc. ("TTNY"), another wholly owned subsidiary of TOTG, which was incorporated in the State of New York on January 4, 2007. TTNY sells devices and software applications primarily used by business customers for security purposes.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,062,457 since inception and has a working capital deficiency of $2,666,574 as at June 30, 2009. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to

Page - 8

2-TRACK GLOBAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTORS

Amounts due to related parties and former director consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Unpaid compensation
Chief executive officer	$77,123	$30,000
Consultant and former director	385,107	323,000
Former director	24,000	24,000
Advances payable (non-interest bearing, due on demand):
Chief executive officer	250,389	203,312
Consultant and former director	-	942
Former Director	5,089	5,089
Total	$741,708	$586,343

Total compensation costs accrued to related parties and former directors (and included in selling, general administrative expenses) for the six months ended June 30, 2009 and 2008 were $120,000 and $120,000, respectively.

Page - 9

2-TRACK GLOBAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

Note 4.   LOAN PAYABLE

Loans payable consist of:

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Due Octagon Investment, S.A., interest at 5%, due in monthly installments commencing February 22, 2010, convertible into shares of common stock at a price of $.39 per share	$100,000	$100,000
Due investors, interest at 10.7%, due on demand	28,000	28,000
Due investors, interest at 0%, due on demand	46,463	3,500
Total	$174,463	$131,500

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the three months ended June 30, 2009 and 2008 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of June 30, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2022 to 2029.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2009 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Page - 10

2-TRACK GLOBAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

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

Stock options

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the three months ended June 30, 2009, no options were exercised or forfeited and 300,000 stock options are outstanding at June 30, 2009, 170,138 of which are exercisable.

Page - 11

2-TRACK GLOBAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (UNAUDITED)

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost is being recognized over the requisite service period of the respective parties. $ 2,116 was charged to operations in the three months ended June 30, 2009 and 2008 and $ 21,657 is the unrecognized compensation cost at June 30, 2009.

Note 8.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Plan of Operation for the Next Twelve Months

2-Track Limited was a London-based company formed in October 2002 and became the wholly-owned subsidiary of 2-Track on November 30, 2004. This subsidiary started reducing operations in November 2008 and was liquidated on February 17, 2009 and its assets and operations transferred to 2-Track U.S.A., Inc. ("TTNY"), another wholly-owned subsidiary of 2-Track. TTNY is now the primary operating entity of 2-Track. 2-Track also maintains a sales and research facility in New Jersey.

Business Operations Overview

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2009:

Condor iTrac III -	3rd Generation Hardware	Sep 2009
Condor iTrac III -	3rd Generation Hardware for USA	Sep 2009
Condor iTrac III -	3rd Generation Hardware for Africa	Sep 2009
Condor iTrac Fuel -	3rd Generation Hardware with Fuel sensor	Oct 2009
Condor iTrac Pro -	3rd Generation Hardware with multi Integration	Nov 2009
NavGuard II -	2nd Generation Hardware with Wi-Fi	Nov 2009
Condor FMS -	Linux version software	Nov 2009
Condor FMS -	Routing & Maintenance Schedule	Aug 2009
mTrac III -	3rd Generation Hardware	Aug 2009
Asset Tracker -	Asset Tracking Hardware	Oct 2009

Business Development

The primary business development targets for 2009 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, the iTrac personal tracking system and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended rapidly through

Page - 13

the addition of LEO + GPRS as well as higher spec hardware for US market during the summer of 2009.

Territorially there will be a strong emphasis on developing emerging markets in Africa and India markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The 2-Track team is now started to deal with two large Corporate security firms as well as expanding to the retail market. 2-Track anticipates good support within the distribution and dealership communities.

Results of Operation

Three-Month Period Ended June 30, 2009 versus 2008

During the quarter ended June 30, 2009, we had revenues of $61,116 compared to $479,647 for the same quarter of 2008. The decreased revenue was attributable to difficulties with one of the major customers and the failure to attract new customers. Cost of sales decreased to $35,668 for the quarter ended June 30, 2009 compared to $246,682 for the quarter ended June 30, 2008. The decrease in cost of sales was the result of the decreased sales. Gross profits were $25,448, compared to $232,965 for the same quarter of 2008. Cost of sales as a percentage of sales increased from 51% in 2008 to 58% in the second quarter of 2008 due to higher gross margins from the sales of software and maintenance services.

Operating expenses decreased slightly from $377,539 for the quarter ended June 30, 2008 to $345,725 for the quarter ended June 30, 2009. The Company paid or accrued $-0- wages and salaries during the second quarter ended June 30, 2009 and 2008. The Company paid or accrued $34,092 of wages and salaries during the quarter ended June 30, 2008. Professional and consulting fees were $86,336 for the quarter ended June 30, 2009. We incurred research and development expenses of $83,515 in this quarter primarily related to our FMS products compared to $161,387 spent in the quarter ended June 30, 2008. The decrease is due the lesser number of engineers working during the quarter ended June 30, 2009. We also incurred interest expense of $1,250 in this quarter compared to $1,372 of interest expense during the same quarter of 2008

We incurred a net loss of $321,527 for the quarter ended June 30, 2009 compared to a net loss of $145,775 for the same quarter in 2008. The substantial increase in net loss during the quarter ended June 30, 2009 reflects the decrease in sales from an existing customer and lack of sales to new customers during the quarter.

Six-Month Period Ended June 30, 2009 versus 2008

Revenues of 2-Track decreased by $428,279 to $67,886 for the six months ended June 30, 2009 from $496,165 of revenue realized for the six months ended June 30, 2008. 90% of the revenues were generated in the second quarter of 2009 and 65% of these revenues came from one customer. Sales from existing customers and lack of new customer expenditures have resulted in substantially lower revenue through the first six month period. Cost of goods sold was $38,922 for the six months ended June 30, 2009 compared to $259,169 of cost of goods sold for the same period ended June 30, 2008, reflecting the sharp reduction in sales.

Page - 14

Operating expenses decreased modestly to $574,466 for the six months ended June 30, 2009 from $661,105 for the same period ended June 30, 2008. During the first six months of 2009, the Company paid and accrued $-0- wages, and salaries compared to $84,108 during the first six months of 2008. Research and development costs of $173,339 were expensed during the first six months of 2009 compared to $315,297 expensed for R&D during the first six months of 2008. The decrease is due to the reduced number of engineers working during for the first six months of 2009 than 2008. Professional and consulting fees during the first six months of 2009 were $175,833 compared to $86,433 for the same period in 2008 due to the employment of two experienced technical engineers in the New Jersey office during the current year. The net loss for the six months ended June 30, 2009 was $548,002 compared to a net loss of $426,693 recorded for the six months ended June 30, 2008 primarily due to the decreased sales resulting from the difficulties with one of the major customers and the failure to secure new customers.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2009, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC's Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of June 30, 2009, 2-Track had an accumulated deficit of $5,062,457. At June 30, 2009, 2-Track had cash and cash equivalents of $12,665 and a working capital deficit of $2,666,574. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the first six months of 2009, we did not raise any outside capital investments.
However, we received $198,328 in loans proceeds from related parties.

2-Track hopes to secure additional working capital during the current year to fund its business development and growth. It is 2-Track's intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

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

Page - 15

investors will continue to fund 2-Track's ongoing operations or the terms upon which such investments will be made.

As of June 30, 2009, 2-Track's principal commitments include a lease commitment for two years at approximately $975 per month for 2-Track's office in New Jersey and $2,000 per month for its liaison office in Korea

Critical Accounting Policies

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

Page - 17

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
  Our success in finalizing the PRISMS technology development, in particular the radio frequency module (RFM) component required for scanning and reporting container data in difficult environments such as terminal yards and ship's holds;
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

Page - 18

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

Page - 19

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

2-Track Global, Inc.

Dated: August 19, 2009

/s/ Woosun Jung

Woosun Jung

Chief Executive Officer

Dated: August 19, 2009

/s/ Woosun Jung

Woosun Jung

Chief Financial Officer

Page - 20

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

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

Date: August 19, 2009

/s/ Woosun Jung

Name: Woosun Jung

Title: Chief Executive Officer

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

Date: August 19, 2009

/s/ Woosun Jung

Name: Woosun Jung

Title: Chief Financial Officer

Exhibit 31.2

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

          Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of 2-Track Global, Inc., a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission (the "10-Q Report") that:

(1)   the 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2009                                                2-TRACK GLOBAL, INC.

/s/ Woosun Jung

Chief Executive Officer and

Chief Financial Officer

Exhibit 32