Form 10-Q
period 2009-09-30
2-Track Global, Inc.
filed 2009-11-20
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Page - 2

Page - 3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2009 (Unaudited)
December 31, 2008 (Audited)                                                                                                               5

Consolidated Statements of Operations for the Three and Nine months ended
September 30, 2009 and 2008 (Unaudited)                                                                                       6

Consolidated Statements of Cash Flows for the Nine months ended
September 30, 2009 and 2008 (Unaudited)                                                                                       7

Notes to Unaudited Consolidated Financial Statements                                                                 8

Page - 4

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Balance Sheets (Expressed in US Dollars)
	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 4,759	$ 2,900
Accounts receivable	12,947	29,385
Inventories	120,750	85,700
Prepaid expense	12,952	-
TOTAL CURRENT ASSETS	151,408	117,985
Property and Equipment, net of accumulated depreciation of $25,361 and $22,316 respectively	12,822	10,710
Intangible Assets, net of accumulated amortization of $10,176 and $7,044, respectively	32,524	28,023
TOTAL ASSETS	$ 196,754	$ 156,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses payable	$ 1,778,135	$ 1,454,487
Amounts due to related parties and former directors	824,892	586,343
Loans payable	384,952	132,500
Total Current Liabilities	2,986,979	2,172,330
Stockholders' Equity (Deficiency)
Common stock, par value $0.001 per share; authorized
75,000,000 shares, issued and outstanding
56,577,280 and 56,577,280 shares, respectively	56,577	56,577
Additional paid-in capital	2,391,565	2,385,217
Retained earnings (deficit)	(5,224,999)	(4,514,455)
Accumulated other comprehensive income (loss)	(13,368)	57,049
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(2,790,225)	(2,015,612)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$ 196,754	$ 156,718

See notes to consolidated financial statements.

Page - 5

2-TRACK GLOBAL INC. AND SUBSIDIARIES Consolidated Statements of Operations (Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 19,660	$ 228,387	$ 87,546	$ 724,552
Cost of Sales	$ 5,145	$ 199,821	$ 44,067	$ 458,990
Gross Profit (Loss)	14,515	28,566	43,479	265,562
Operating expenses:
Selling, general and administrative	84,180	156,893	481,404	494,492
Research and development	89,353	10,901	262,692	326,198
Depreciation of property and equipment	1,230	1,349	3,045	7,868
Amortization of intangible assets	1,044	858	3,132	2,548
Total operating expenses	175,807	170,001	750,273	831,106
Income(Loss) From Operations	(161,292)	(141,435)	(706,794)	(565,544)
Other Income(Expenses)
Interest income	-	48	-	230
Interest expense	(1,250)	(1,324)	(3,750)	(4,089)
Other income (expense) - net	(1,250)	(1,276)	(3,750)	(3,859)
Income(Loss) before income taxes	(162,542)	(142,711)	(710,544)	(569,403)
Income Taxes	-	-	-	-
Net Income (Loss)	$ (162,542)	$ (142,711)	$ (710,544)	$ (569,403)
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding - basic and diluted	56,577,280	56,377,280	56,577,280	56,370,263

See notes to consolidated financial statements.

Page - 6

2-TRACK GLOBAL, INC. AND SUBIDIARIES Consolidated Statements of Cash Flows (Expressed in U.S.Dollars)
	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$ (710,544)	$ (569,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock - based compensation	6,348	6,348
Depreciation of property and equipment	3,045	7,868
Amortization of intangible assetst	3,132	2,547
Foreign currency translation adjustment	(70,417)	154,812
Changes in operating assets and liabilities:
Accounts receivable	16,438	58,304
Inventories	(35,050)	(67,616)
Prepaid expenses	(12,952)	5,861
Accounts payable and accrued expenses payable	323,648	241,931
Cash provided by (used in) operating activities	(476,352)	(159,348)
Cash Flow from Investing Activities
Property and Equipment additions	(5,157)	-
Intangible assets additions	(7,633)	(5,674)
Cash used in investing activities	(12,790)	(5,674)
Cash Flow from Financing Activities
Proceeds from sales of common stock	-	2,798
Proceeds from loans	238,549	-
Amounts due to related parties and former director	252,452	166,276
Cash provided by (used in) financing activities	491,001	169,074
Increase (decrease) in cash	1,859	4,052
Cash, Beginning of period	2,900	5,735
Cash, End of period	$ 4,759	$ 9,787

Supplemental disclosures of cash flow information:
Interest paid	$ 3,750	$ 4,089
Income taxes paid	-	-

See notes to consolidated financial statements.

Page - 7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (UNAUDITED)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,224,999 since inception and has a working capital deficiency of $2,790,225 as at September 30, 2009. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Page - 8

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

Note 3.   AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTORS

Amounts due to related parties and former director consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Unpaid compensation
Chief executive officer	$84,839	$30,000
Consultant and former directors	413,000	323,000
Former director	24,000	24,000
Laons and advances payable, non interest bearing, due on demand:
Chief executive officer	295,685	203,312
Consultant and former directors	2,279	942
Former director	5,089	5,089
Total	$824,892	$586,343

Total compensation costs accrued to related parties and former directors (and included in selling, general and administrative expenses) for the nine months ended September 30, 2009 and 2008 were $180,000 and $180,000, respectively.

Page - 9

Note 4.   LOAN PAYABLE

Loans payable consist of:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Due Octagon Investment, S.A., interest at 5%, due in monthly installments commencing February 22, 2010, convertible into shares of common stock at a price of $.39 per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due investors, interest at 0%, due on demand	255,952	3,500
Total	$383,952	$131,500

Note 5.   INCOME TAXES

No provision for income taxes was recorded in the three and nine months ended September 30, 2009 and 2008 since TOTG, TTNY and Limited incurred net losses in these periods.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States and United Kingdom net operating loss carryforwards as of September 30, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire in varying amounts from year 2022 to 2029.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 6.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2009 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

Stock options

On March 24, 2006, the Company granted a total of 300,000 stock options to nine parties: 51,000 options to an officer, 51,000 options to a director, a total of 39,150 options to two employees, and a total of 158,850 options to five consultants. The exercise price of the options is $ 0.21 per share. The 102,000 stock options granted to the officer and director vest at a rate of 12.5% per year and expire March 24, 2014; the remaining 198,000 stock options vest at a rate of 20% per year and expire March 24, 2011. For the nine months ended September 30, 2009, no options were exercised or forfeited and 300,000 stock options are outstanding at September 30, 2009, 183,225 of which are exercisable.

Page - 11

The fair value of the stock options granted was estimated at $ 49,165 using a Black-Scholes valuation model with the following assumptions: (1) risk-free interest rate- 4.7%, (2) expected dividend yield-0%, (3) expected volatility-95%, and (4) expected term-8 years (for 102,000 stock options), 5 years (for 198,000 stock options). This $ 49,165 compensation cost is being recognized over the requisite service period of the respective parties. $ 6,348 was charged to operations in the three months ended September 30, 2009 and 2008 and $ 19,537 is the unrecognized compensation cost at September 30, 2009.

Note 8.   Business Concentrations.

One customer accounted for 25% of consolidated sales for the nine months ended September 30, 2009

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

Business Operations Overview

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during the next 12 months:

Condor iTrac Fuel -	3rd Generation Hardware with Fuel sensor	Dec 2009
Condor iTrac Pro -	3rd Generation Hardware with multi Integration	April 2010
NavGuard II -	2nd Generation Hardware with Wi-Fi	Jan 2010
Condor FMS -	MS mobile version software	Jan 2010
mTrac III -	3rd Geration Hardware	Jan 2010
Asset Tracker -	Asset Tracking Hardware	Dec 2009
Condor iView -	3G based DVR + Vehicle Tracking	Dec 2009
Condor bTrac -	Bike tracking hardware	Jan 2010

Business Development

The primary business development targets for 2009 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, the iTrac personal tracking system and the Starfish vessel fleet management solution. Condor, which currently sells in the UK, Africa, Middle East, and Asia in a GPRS format, will be expanded through the addition of LEO+GPRS as well as higher spec hardware for the US market.

Page - 13

Territorially there will be a strong emphasis on developing emerging markets in Africa and India markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

The 2-Track team is now started to deal with two large Corporate security firms as well as expanding to the retail market. 2-Track anticipates good support within the distribution and dealership communities. In October 2009, 2 Track appointed Niscayah as its US based distributor for corporate sector in the USA. By December 2009, 2-Track intends to appoint additional distributors in USA, Asia, Middle East, and Africa.

Results of Operation

From inception until the Exchange Transaction on November 30, 2004, 2-Track's predecessor, ECPV Ventures, Inc.'s ("ECPV") had not generated any revenues from inception to the closing of the Exchange Transaction. Since the Exchange Transaction, 2-Track (formerly ECPV) has been engaged in developing and marketing asset tracking and security technologies.

Three-Month Period Ended September 30, 2009 versus 2008

During the quarter ended September 30, 2009, we had revenues of $19,660 compared to $228,387 for the same quarter of 2008. The decreased revenue was attributable to the decreased sales activities due to the closing of our UK operation. Cost of sales decreased to $5,145 for the quarter ended September 30, 2009 compared to $199,821 for the quarter ended September 30, 2008. The substantial decrease in cost of sales was commensurate with the decreased sales. Gross profits were $14,515 compared to $28,566 for the same quarter of 2008 reflecting the substantial decrease in sales revenue for the third quarter of 2009. Cost of sales as a percentage of sales decreased from 88% in 2008 to 26% in the second quarter of 2009. The significant decrease is due to the sales of maintenance and software, instead of hardwares.

Operating expenses increased slightly from $170,001 for the quarter ended September 30, 2008 to $175,806 for the quarter ended September 30, 2009. The Company paid or accrued $337,496 of wages and salaries during the quarter ended September 30, 2009. The entire amount is related to unpaid salaries to employees in the liaison office. Professional and consulting fees were $35,661 for the quarter ended September 30, 2009. We incurred research and development expenses of $89,353 in this quarter primarily related to our FMS products compared to $10,901 spent in the quarter ended September 30, 2008. The increase is primarily due a $71,496 overaccrual of research and development expenses in the second quarter of 2008 which was reversed in the third quarter of 2008 which resulted in substantially lower research and development costs. We also incurred interest expense of $1,250 in this quarter compared to $1,324 of interest expense during the same quarter of 2008

We incurred a net loss of $162,542 for the quarter ended September 30, 2009 compared to a net loss of $142,711 for the same quarter in 2008. The higher loss is a result of lower sales revenue, lower gross profit and an increase in operating expenses.

Nine-Month Period Ended September 30, 2009 versus 2008

Revenues of 2-Track decreased by $637,006 to $87,546 for the nine months ended September 30, 2009 from $724,552 of revenue realized for the nine months ended September 30, 2008. 22% of the revenues were generated in the third quarter of 2009 and 89% of these revenues came from two customers. Cost of goods sold was $44,067 for the nine months ended September 30, 2009 compared to $458,990 of cost of goods sold for the same period ended September 30, 2008 which is commensurate with the sharp decline in sales revenue during 2009. Cost of goods sold as a percentage of sales decreased from 63% for the nine months ended September 30, 2008 to 50% in the same period of 2009.

Page - 14

Operating expenses decreased modestly to $750,272 for the nine months ended September 30, 2009 from $831,106 for the same period ended September 30, 2008. The decreases were due primarily to the decreased expenses by the closing of UK operations. During the first nine months of 2009, the Company paid and accrued $337,494 of wages. Research and development costs of $262,692 were expensed during the first nine months of 2009 compared to $326,198 expensed for R&D during the first nine months of 2008. Professional and consulting fees during the first nine months of 2009 were $211,494 compared to $140,202 for the same period in 2008 reflecting an increase in fees paid to technical advisors. The net loss for the nine months ended September 30, 2009 was $710,544 compared to a net loss of $569,403 recorded for the nine months ended September 30, 2008 primarily due to the decrease in sales.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2009, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC's Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2009, 2-Track had an accumulated deficit of $5,224,999. At September 30, 2009, 2-Track had cash and cash equivalents of $4,759 and a working capital deficit of $2,835,571. With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the third quarter of 2009, we raised $2,798 in outside capital investments and 2-Track borrowed an additional $209,489 from primarily outside investors.

We hope to secure a minimum of $2.6 million in additional working capital during the next 12 month period to fund our business development and growth. It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to our limited cash flow and operating losses, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding options in order to fund our current operations. If these sources of capital were unwilling or unable to provide additional working capital to us, we would probably not be able to sustain our full range of operations and could jeopardize our ability to continue operations. There is no written agreement or contractual obligation which would require our past funding sources to fund our future operations up to certain amounts or indeed continue to finance our operations at all. Although we believe that current and/or future investors will continue to fund our expenses, There is no assurance that such investors will continue to fund our ongoing operations or the term upon which such investments will be made.

Page - 15

As of September 30, 2009, our principal commitments include a month by month lease commitment of $2,000 per month for our liaison office in Korea.

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

2-Track has adopted the fair value based method of accounting prescribed in Accounting Standard Codification ("ASC") 718, "Compensation - Stock Compensation" for its employee stock option plans.

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

PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

Despite having revenues for several years, we have continued to incur operating losses. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

Page - 17

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
  Our success in finalizing the PRISMS technology development, in particular the radio frequency module (RFM) component required for scanning and reporting container data in difficult environments such as terminal yards and ship's holds
  Our success in further developing our Condor product lines for US and other markets as well as commercial industry.
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

2-Track Global, Inc.

Dated: November 20, 2009

/s/ Woosun Jung

Woosun Jung

Chief Executive Officer

Dated: November 20, 2009

/s/ Woosun Jung

Woosun Jung

Chief Financial Officer

Page - 20

CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q

I, Woosun Jung, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of 2-Track Global, Inc.("Registrant");

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

Date: November 20, 2009

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

Date: November 20, 2009

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

Dated: November 20, 2009                                                2-TRACK GLOBAL, INC.

/s/ Woosun Jung

Chief Executive Officer and

Chief Financial Officer

Exhibit 32