Form 10-K
period 2009-12-31
2-Track Global, Inc.
filed 2012-05-18
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2009	000-50168

2-TRACK GLOBAL, INC.

Nevada	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:

1270 Broadway, #208

New York, New York 10001

Issuer’s telephone number: (732) 927-3820

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	$0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer

☐ Accelerated Filer

☐ Non-accelerated filer (do not check if a smaller reporting company

☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $230,315 based upon the closing price of $0.008/share.

As of March 31, 2010, the Registrant had outstanding 56,177,850 shares of common stock.

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company’s previously filed Form 8-K’s, Form 10-Q’s and Form 10-K’s.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as “2-Track,” the “Company” or “we” or “our”) is a Nevada corporation which was originally incorporated in the state of Nevada on March 12, 2002. During the 2008 fiscal year we carried on our business through our wholly-owned subsidiary 2-Track Limited, a British corporation (“2-Track Limited”). 2-Track Limited was a UK-based company which was formed and started doing business in October 2002. 2-Track Limited’s business focus was on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

On February 17, 2009 we filed to liquidate 2-Track Limited and moved the business operations of 2-Track Limited over to 2-Track USA, Inc., a New York corporation (“2-Track USA”) which has been a wholly-owned subsidiary of the Company since January, 2007. 2-Track USA will carry on the existing business of the Company.

Business

Our business plan focuses on four specific telematics business segments including radio frequency identification devices (RFID) - namely commercial fleet management applications for Vehicles, Marine, and Shipping Containers, as well as a consumer application for Leisure Marine & Exploration all of which have an inherent asset tracking and security capability. We are using both conventional as well as latest technology to meet customer requirements utilizing RFID namely Active RFID, Dual Frequency RFID, and Passive RFID for Fire Exit personnel accountability systems and Building access as well as asset management systems.

Technology Based Solutions

Vehicle Fleet Management – CONDOR FMS

We currently support a multi-functional tracking and status monitoring system for operators of both small and large vehicle fleets called Condor FMS. This system is presently offered on any Triband GSM Network for Worldwide haulage and vehicle rental markets.

In September 2006 we also launched our own General Packet Radio System (GPRS) version which will extend its tracking applications to worldwide customers. This application was available for sale during 2009.

The 2-Track Vehicle Fleet Management System (Condor FMS) performs a combination of management functions which can be handled simultaneously on a single PC, laptop and Internet. Our fleet management applications, currently available Worldwide include:

•	Real-time tracking	•	Reporting
•	Navigation	•	Control
•	Communication	•	Safety and Security
•	Information

The Condor FMS system has sold about 20 hardware units to a pilot customer in the UK during 2004, and is now in full commercial practice. We do not intend to allocate significant resources to the overcrowded British market but focus instead on emerging markets which have (i) a large customer base and potential, and (ii) a large security / monitoring need. This includes countries in Africa, the Middle East, South America and Asia, and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria), has been appointed in Lagos, Nigeria and to date has sold 6 copies of the Condor FMS software which are in operation. This represents worldwide sales of the Condor FMS software. Following successful launch with ALC (Abuja Leasing Company), we now have Bayelsa Government, Cross River Government, and Skye Bank as our clients in Nigeria. We launched our own hardware in the first quarter of 2007 and since then our units have been sold all around the world. We have also launched demonstration internet based solutions to many potential customers in the USA however no sales were recorded in the US during 2009. In January 2008, we launched our own ASP services to support the Condor FMS. During 2009 we also added new hardware to support the Condor FMS.

Pursuant to an agreement with Rockson Engineering Company of Nigeria we have supplied and installed 150 units of our Vehicle Tracking (iTrac), personal tracking and monitoring products. Under the terms of the agreement we supplied both software and hardware to Rockson that would enable them to monitor their vehicles, personnel and machinery in real time. Rockson did not sell any iTrac products and their agreement was terminated in December 2008.

In 2009 we pursued a commercial partnership with prospects in the Middle East with emphasis on the GCC States and India. We had appointed Autotrack India Ltd as distributor in India and South East Asia. Despite heavy capital and other resource commitments, Autotrack filed for bankruptcy and our partnership did not produce viable sales in that market.

Personal Tracking Systems

In March 2007 we commercially launched our own personnel tracking system at the 2007 CeBIT Exhibition. The Condor FMS mTrac was originally developed for one of our clients, and now has been developed further for the general security market. It has SIEMEN’s quadraband GSM module to work all around the world. It has 7 days standby battery life and a GSM module to determine locations. Highly sophisticated hardware with customer programmable functions allows units to protect business people traveling in hazardous environments as well as for a single worker. We also have clients in Nigeria interested in protecting expatriates at oil and construction sites.

mTrac was launched in the first quarter of 2007. Through the end of 2009 we sold 25 units to various customers around the world including orders from Intels (Nigeria) Ltd. for the sale, installation and maintenance of 2-Track’s personal and vehicle tracking devices.

Commercial Marine Fleet Management

The 2-Track commercial marine solution was based upon a combination of direct fleet management reporting via low earth orbit (“LEO”) satellites combined with RFM/RFID-based data relay for cargo and other wireless alarm systems. Due to market conditions 2-Track has decided not to pursue the marine tracking business.

In addition, PRISMS™ was designed to address the International Maritime Organization ISPS Code (A) changes relating to the installation of ship security alert systems (SSAS) by providing a point of relay for 2-Track’s wireless alarm triggers (P-SSAS) - whether deck mounted or carried as a mobile unit - giving each and every crew member a distinct alarm identity. Single alarm activation will provide a shore-based control room with all the details of the ship’s position, speed over ground (“SOG”), course over ground (“COG”) and other important data at the point the alarm was activated and monitored thereafter.

Although PRISMS has been approved by Korean Patent Agency as an IP Patent No. WO 2005/048481), 2-Track is not pursuing this market due to the global economic slowdown and lack of interest in this space.

RFID Solutions

Active RFID

With its capability, we considered developing a real time asset tracking system. Many businesses have high value assets kept in the office and venerable to theft. Our hardware, with simple installation and network capability, would allow clients to monitor and track assets 24/7. While 2-Track maintains expertise in this field, during 2009it determined not to actively pursuing direct RFID sales. Instead, 2-Track is using RFID as an add-on to vehicle tracking systems and had installed one pilot system during 2009.

2-Track has also considered developing two variants of the RFID, Passive RFID and Dual Frequency RFID, however 2-Track did not pursue any development of these two applications during 2009.

Mobile Video Solutions

iView

2-Track has been experimenting with several mobile video products internally named “iView”. Our goal is to provide full motion video in vehicles and other remote locations. We have been testing various products in an attempt to find the right combination of product/price for the markets.

Marketing

Our vehicle-based fleet management system (FMS) is in operation being tested with a small number of vehicle rental companies. With the launch of tri-band GSM/GPRS Condor hardware, we can now actively supply and market our product worldwide.

The 2-Track FMS system was awarded its Thatcham Q Class certification - the UK industry-standard security rating from the leading vehicle testing and safety organization.

Approximate Global Markets:

•	UK - 11,000 Freight Transport Association members; 425,000 commercial vehicles
•	EU - over 2 million commercial vehicles
•	India, Pakistan, China, Middle East, Africa, and ASEAN - some of the world’s fastest growing freight forwarding/road haulage industries with huge potential for satellite based systems.

2-Track’s strategy has focused on channel partners (resellers). We will continue to develop this indirect sales force in geographically distinct markets. To enhance its marketing partnerships, 2-Track may grant certain exclusive territory rights to its products and technologies.

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

Customers

Where we had experienced a high concentration of sales with three major customers in the international market up through 2007, our marketing strategies have now diversified our sales to many customers in the retail and wholesale areas selling products to several resellers who in turn sell to their customers.

Significant marketing and R&D expense was invested into the US banking customer base, specifically Lehman Brothers. Lehman was expected to account for a significant portion of 2-Track’s sales in 2008 and promising prospects for 2009. However, the bankruptcy of Lehman and the downturn of the US banking business put significant strain on the Company in 2009 and no sales were made to Lehman in 2008 or 2009. 2-Track is attempting to refine its strategy to make up for this loss.

Competition

We face competitive environments in all our target markets, but of a very mixed and often complex kind.

In most commercial fleet management solution markets, we compete head-to-head with many other systems using the same or similar components and utilizing identical wireless telephone networks - whether GSM or GPRS format. With commoditization, inevitable in mature markets, we have focused on creating software solutions for significant emerging markets where competition is less developed and the security need is large. By partnering directly with established resellers with appropriate GIS mapping technology credentials and often political connections, we are confident of making major inroads in these markets without the need for major marketing expense.

Intellectual Property Rights

We own all the intellectual property for our PRISMS™ technology for container monitoring. This includes all the requirements, firmware and software design and planning, and other copyright encompassed in the technical specification for the communications architecture and its specific deployment for the business applications stated in this document, and subject to a PCT Application through the Korean Patent Office in November 2004. We have not got IP patent protection on PRISMS and are waiting for approval from USA, Japan, India, China, and EU and may pursue this business in the future.

Research and Development Expenditures

During fiscal year 2009, 2-Track spent approximately $364,032 on product research and development. During fiscal year 2008 2-Track spent approximately $398,199 on product research and development primarily at its research facility in Seoul, South Korea. Most of the research and development costs were incurred to develop FMS related products.

Employees

During 2009, we had 9 full-time employees in Seoul, Korea and 1 part-time employee working at our London office until its closure in February 2009. Our employees are not subject to a labor contract or collective bargaining agreement.

ITEM 1A.	RISK FACTORS

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

The audit report of our independent accounting firm includes a “going concern” explanation. In the independent accounting firm’s opinion, our limited operating history and accumulated deficit as of December 31, 2009, raise substantial doubt about our ability to continue as a going concern.

2-Track USA, and before it 2-Track Limited, are development stage companies and are in the process of fully implementing their business plan and technologies. 2-Track Limited commenced its business operations as a private limited company in 2002 and has generated only limited revenues (liquidated February 17, 2009). 2-Track USA commenced its business operations in January 2007 and has also generated only limited revenues. As our primary operating subsidiary, 2-Track USA has only a limited operating history upon which an evaluation of our future performance can be made. Our future prospects must be considered in light of the risks and difficulties encountered by developing companies which have not yet established an operating track record.

The success of our technology based business will depend on several factors including:

•	Our ability to maintain competitive prices which provide desired profit margins and expanding our product line;

•	Our success in further developing our Condor product lines for US and other markets as well as commercial industry. We also continued seeking to partner with a major car manufacturer to develop and supply OEM telematics solutions;

•	Our ability to increase consumer awareness of our products and services;

•	Our ability to provide comprehensive solutions which satisfy current and future anti-terrorism government regulation applicable to national and international commerce.

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

We maintain our US corporate office located at 1270 Broadway, #208, New York, New York and 106-E, Main Street, Mattawan, New Jersey. The NY office is subleased from the current lessor without rental payment and the New Jersey office was subleased from the current lessor for $975 per month starting February 20, 2009. The New Jersey office was closed in October 2009. Also, 2-Track USA filed an application to open a liaison office in Korea and obtained permission from the Korean Government on March 21, 2008. The purpose of the liaison office is to have our own research and development facility in Korea. This liaison office is located at 2nd Floor, Cho Kwang Building, 742-18 Yuk Sam dong, Kang Nam Gu, Seoul, South Korea.

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

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “TOTG”. The following chart sets forth the known high and low closing price for our stock for each quarter during the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Share prices do not reflect the 1-for-70 reverse stock split which occurred in October , 2011.

Year Ended December 31, 2009	Low	High

Fourth Quarter	$0.0022	$0.019
Third Quarter	$0.008	$0.015
Second Quarter	$0.0015	$0.02
First Quarter	$0.0011	$0.012

Year Ended December 31, 2008	Low	High

Fourth Quarter	$0.001	$0.01
Third Quarter	0.015	0.03
Second Quarter	0.011	0.03
First Quarter	0.02	0.03

As of December 31, 2009, there were approximately 106 holders of record of our Common Stock. This amount does not include shares held in street name.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On January 31, 2006, the Board approved and stockholder’s ratified an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Incentive Plan.

The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 42,858 (3,000,000 pre-split) shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 1,457 (102,000 pre-split) options were granted to employees in 2006. No options were granted in 2009.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 42,858 (3,000,000 pre-split) shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 2,829 (198,000 pre-split) options were granted in 2006 and 7,143 (500,000 pre-split) shares were granted in 2007. No options were granted in 2009.

Of the stock options issued pursuant to any equity compensation plan. No options were exercised in 2009.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, 2-Track did not issue equity securities pursuant to exemption from registration under the Securities Act of 1933 (the “Securities Act”).

During the fiscal year ended December 31, 2008, 2-Track issued the following equity securities pursuant to exemption from registration under the Securities Act.

On January, 2008, 2-Track issued 39,947 shares of restricted common stock valued at $0.07 per share to a director as compensation bonus. The issuance of stock was made without any public solicitation to one person and was acquired for investment purposes only. The individual had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of acquiring shares in 2-Track. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2009 Financial Statements included in this Form 10-K.

Caution about forward-looking statements

This Form 10-K includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company’s business are discussed throughout this Form 10-K and should be considered carefully.

Plan of Operation for the Next Twelve Months

Our plan of operation for 2010 is set forth below.

Our budget for fiscal 2010 is predicated on an aggregate cash requirement of $1.4 million of which $700,000 is expected to be met through operational revenues, with the balance of $700,000 expected to be met from financing activities.

The majority of these costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we expect to raise $2 million during fiscal 2010 from debt/equity finance activities. If however such expectations are not met then in these circumstances its expenditure or payments for liabilities will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2010	US Dollars

All Payroll	$740,000

All Overheads	$240,000

Net Changes in Working Capital	$155,000

All Capital Expenditure	$150,000

All Finance Charges	$120,000

GROSS ANTICIPATED CASH REQUIREMENT	$1,405,000

Less Gross Margin from Operations	$1,500

NET ANTICIPATED CASH REQUIREMENT	$1,403,500

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2010:

Condor FMS -	Updated ASP services	Mar 2010
Condor FMS -	New Budget hardware	Mar 2010
Condor FMS -	New Premium hardware	Apr 2010
Condor FMS -	2nd Gen Personal Tracker	Jun 2010

Business Development

The primary business development targets for 2010 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, and the iTrac personal tracking system. Condor, which currently sells in the UK and Africa in a GPRS format, will release latest hardware with or without antenna in early part of 2010.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, and India markets characterized by a strong security need and poor wireless network infrastructure or political risk.

Due to uncertainty in both the leisure and commercial marine security markets we have decided not to pursue the Starfish and PRISMS technologies at this time.

Results of Operations

Operating Results for the Fiscal Year Ended December 31, 2008 and 2009.

Fiscal year 2009 as used in this section refers to the 12 month period ended December 31, 2009.

Consolidated revenues for fiscal year 2009 were $346,530 compared to revenues of $703,990 for the year ended December 31, 2008. This 50% decrease in sales was due primarily to reduced sales to new customers in Nigeria and India.

Cost of sales decreased from $453,420 in 2008 to $122,998 in 2009 due primarily to significantly reduced sales. Despite reduced sales we experienced higher gross margins such that gross profit only decreased by 11% to $223,532 for 2009 compared to $250,570 in 2008.

Operating expenses decreased from $969,393 in 2008 to $910,940 in 2009.

Operating Expenses included the following:

o	Selling, General and Administrative expenses decreased by $52,000 for fiscal year 2009 as compared to the same period a year earlier mainly due to a decrease in selling expenses resulting from significantly reduced sales.
o	2-Track incurred research and development expenses of $364,032 for fiscal year 2009 for software and enhancements related to Condor FMS, Starfish and PRISMS™ products. Research and development expenses were $398,199 in 2008.
o	2-Track incurred a one time expense for impairment of intangible assets of $31,480 in 2009.

We had a net loss of $695,408 for fiscal year 2009, or $0.01 per share, compared to a net loss of $270,707 for 2008, or $0.00 per share. The significant increase in net loss compared to 2008 was primarily due to a $455,805 gain from forgiveness of debt by the chief executive officer during 2008.

No provision was made for income taxes for the years ended December 31, 2009 and 2008.

Liquidity and Capital Resources

2-Track has incurred operating losses during the last two fiscal years which has resulted in an accumulated deficit of $5,209,863 as of the end of fiscal year 2009. At December 31, 2009, we had cash of $213 and a negative net working capital of $2,773,922. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

Capital Financing

During 2009 we did not raise any outside capital from either loans to or capital investments in 2-Track.

As of December 31, 2009 our principal commitments include a lease for one year at $975 per month for our branch office in New Jersey and $2,000 per month for our liaison office in Korea.

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

Management of 2-Track believes that it will need to raise additional capital to continue to develop, promote and conduct its technology business. Such additional capital may be raised through public or private financing as well as borrowing from other sources. 2-Track may also issue its restricted common stock to various service providers in lieu of cash when acceptable to the service provider. Although 2-Track believes that its current investors will continue to fund 2-Track’s expenses based upon their significant equity interest in 2-Track, there is no assurance that such investors will continue to invest in 2-Track. If adequate funds are not otherwise available, 2-Track would not be able to sustain its planned operations.

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

ITEM 8.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the fiscal years ending December 31, 2009 and 2008	F-3

Consolidated Statements of Cash Flows for the fiscal years ending December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Deficit for the fiscal years ending December 31, 2009 and 2008	F-4

Notes to Consolidated Financial Statements	F-6 - F-13

Michael T. Studer CPA PC

18 East Sunrise Highway, Suite 311

Freeport, NY 11520

Phone: (516) 378-1000

Fax: (516) 546-6220

Email: mts@studercpapc.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

2-Track Global, Inc.

I have audited the accompanying consolidated balance sheets of 2-Track Global, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York

May 17, 2012

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$213	$2,900
Accounts receivable	7,648	29,385
Inventories	35,050	85,700
Prepaid expenses	1,872	-
Total Current Assets	44,783	117,985

Security deposits	19,242	-
Property and equipment, net of accumulated depreciation	11,592	10,710
Intangible Assets, net of accumulated amortization	-	28,023
Total Assets	$75,617	$156,718

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,569,833	$1,454,487
Amounts due to related parties and former directors	1,071,739	586,343
Loans payable	177,133	131,500
Total Current Liabilities	2,818,705	2,172,330

Stockholders' Deficiency
Common stock, par value $0.001 per share; authorized 75,000,000 shares, issued and and outstanding 802,541 and 808,247 shares, respectively	803	808
Additional paid-in capital	2,443,455	2,440,986
Accumulated deficit	(5,209,863)	(4,514,455)
Accumulated other comprehensive income	22,517	57,049
Total Stockholders' Deficiency	(2,743,088)	(2,015,612)
Total Liabilities & Stockholders' Deficiency	$75,617	$156,718

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year Ended December 31,
	2009	2008

Net sales	$346,530	$703,990
Cost of sales	122,998	453,420
Gross profit	223,532	250,570

Operating expenses:
Selling, general and administrative	506,976	558,994
Research and development	364,032	398,199
Depreciation of property and equipment	4,276	8,776
Amortization of intangible assets	4,176	3,424
Impairment of intangible assets	31,480	-
Total operating expenses	910,940	969,393
Loss from operations	(687,408)	(718,823)
Other income (expenses)
Interest income	-	213
Gain from forgiveness of debt by chief executive officer	-	455,805
Interest expense	(8,000)	(7,902)
Loss before income taxes	(695,408)	(270,707)
Income taxes	-	-
Net loss	$(695,408)	$(270,707)

Net loss per share - basic and diluted	$(0.87)	$(0.34)

Weighted average number of common shares used to compute net loss per share-basic and diluted	802,541	805,140

Comprehensive Income (Loss)
Net Loss	$(695,408)	$(270,707)
Foreign currency translation adjustment	(34,532)	215,163
Comprehensive Income (Loss)	$(729,940)	$(55,544)

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficiency

For the Years Ended December 31, 2008 and 2009

(Expressed in US Dollars)

	Common Stock Shares(1)	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficiency
Balance, December 31, 2007	804,819	$805	$2,426,727	$(4,243,748)	$(158,114)	$(1,974,330)
Issuance of common stock in satisfaction of liabilities	2,857	3	2,997	-	-	3,000
Issuance of common stock for services	571	-	2,796	-	-	2,796
Stock options expense	-	-	8,466	-	-	8,466
Net loss	-	-	-	(270,707)	-	(270,707)
Foreign currency translation adjustment	-	-	-	-	215,163	215,163
Balance, December 31, 2008	808,247	808	2,440,986	(4,514,455)	57,049	(2,015,612)
Reversal of issuance of common stock in satisfaction of liabilities	(5,714)	(5)	(5,995)	-	-	(6,000)
Adjustment	8	-	-	-	-	-
Stock options expense	-	-	8,464	-	-	8,464
Net loss	-	-	-	(695,408)	-	(695,408)
Foreign currency translation adjustment	-	-	-	-	(34,532)	(34,532)
Balance, December 31, 2009	802,541	$803	$2,443,455	$(5,209,863)	$22,517	$(2,743,088)

(1)Retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:

Net loss	$(695,408)	$(270,707)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	4,276	8,776
Amortization of intangible assets	4,176	3,424
Impairment of intangible assets	31,480	-
Gain from forgiveness of debt by chief executive officer	-	(455,805)
Foreign currency translation adjustment	(34,532)	215,163
Stock-based compensation	8,464	11,262
Changes in operating assets and liabilities
Accounts receivable	21,737	29,013
Inventories	50,650	(59,938)
Prepaid expenses	(1,872)	5,861
Security deposits	(19,242)	-
Accounts payable and accrued expenses payable	109,346	201,273
Cash used in operating activities	(520,925)	(311,678)

Cash Flows from Investing Activities:

Property and equipment additions	(5,158)	-
Intangible assets additions	(7,633)	(6,437)
Cash used in investing activities	(12,791)	(6,437)

Cash Flows from Financing Activities:

Proceeds from loans payable	45,633	3,500
Increase in amounts due to related parties and former directors	485,396	311,780
Cash provided by financing activities	531,029	315,280
Decrease in cash and cash equivalents	(2,687)	(2,835)

Cash and cash equivalents, beginning of year	2,900	5,735
Cash and cash equivalents, end of year	$213	$2,900

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 1.  ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. ("TOTG") was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited ("Limited"), a British corporation formed in October 2002, in exchange for 18,000,000 shares of TOTG's common stock (representing 60% of TOTG's issued and outstanding common stock after the exchange transaction). Until November 17, 2008, Limited sold computer applications primarily used by customers for vessel and vehicle fleet management. On November 17, 2008, the Company decided to liquidate Limited and transferred certain assets, liabilities, and operations to 2-Track U.S.A., Inc. ("TTNY"), another wholly owned subsidiary of TOTG, which was incorporated in the state of New York on January 4, 2007. TTNY sells devices and software applications primarily used by business customers for security purposes.

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

Effective October 14, 2011, TOTG effected a 1-for-70 reverse stock split which reduced the number of issued and outstanding shares of TOTG common stock from 61,177,850 shares to 873,970 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,209,863 since inception and has a working capital deficiency of $2,773,922 as at December 31, 2009. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TOTG and its subsidiaries Limited and TTNY (collectively, the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements of 2-Track Global, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at lower of cost (first-in, first out method) or market. Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates its furniture, fixtures and equipment using the straight-line method over the assets' estimated useful lives.

Intangible assets

Intangible assets are stated at cost less accumulated amortization and impairment. To December 31, 2009, the intangible assets were amortized using the straight-line method over the assets’ estimated economic lives of 10 years.

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

Revenue Recognition

The Company enters into agreements to sell products (hardware and software), services, and other arrangements that include combinations of products and services. Revenue from product sales, net of trade discounts and allowances, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue is reduced for estimated product returns and distributor price protection, when appropriate. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Revenue from services is deferred and recognized over the contractual period or as services are rendered and accepted by the customer. When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of product revenue recognized is affected by judgments as to whether an arrangement includes multiple elements and if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future adjustments to revenue.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Accounting Standards Codification (“ASC”) topic no. 740, “Income Taxes”. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC topic no. 260, "Earnings per Share". ASC topic no. 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2009 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income (loss).

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at year-end exchange rates ($1.6170 and $ 1.4854 at December 31, 2009 and 2008, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.7507 for the year ended December 31, 2008). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC topic no. 718, “Compensation – Stock Compensation”. ASC 718 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is expensed over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

Note 3.  INVENTORIES

Inventories consist of:

	December 31,
	2009	2008
Triple combination cards	$58,000	$58,000
eUnit tags	27,700	27,700
iTrac 2 devices	13,200	-
iTrac 3 devices	16,400	-
Other	5,450	-
Subtotal	120,750	85,700
Less impairment allowances	(85,700)	-
Net	$35,050	$85,700

Effective December 31, 2009, management determined that the Triple combination cards and eUnit tags (which were specially designed for Lehman Brothers, which entered bankruptcy in September 2008) were not likely to be able to be sold to Lehman or any other customers. Accordingly, a $85,700 impairment charge was recorded (increasing cost of sales and decreasing inventories) in the three months ended December 31, 2009.

Note 4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	December 31,
	2009	2008
Furniture, Fixtures and Equipment	$38,184	$33,026
Accumulated depreciation	(26,592)	(22,316)
Net	$11,592	$10,710

Note 5.  INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:

	December 31,
	2009	2008
Patent costs relating to the Positional Real time
Integrity and Status Monitoring System (“PRISMS”)	$42,700	$35,067
Accumulated amortization	(11,220)	(7,044)
Accumulated impairment	(31,480)	-
Net	$-	$28,023

In 2009, management decided to discontinue the PRISMS project and effective December 31, 2009, a $31,480 impairment charge was recorded to write off the remaining unamortized patent costs.

Note 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	December 31,
	2009	2008
Vendors and service providers:
2-Track Global, Inc.	$82,496	$309,651
2-Track U.S.A., Inc. Korea office	370,000	191,617
2-Track U.S.A., Inc. other	795,616	448,835
2-Track Limited	302,447	274,453
Accrued interest payable	19,274	14,274
Customer deposits	-	196,566
Deferred revenue	-	19,090
Total	$1,569,833	$1,454,487

The Company believes that the liabilities relating to 2-Track Limited were effectively discharged as a result of its liquidation on February 17, 2009. As statutory time periods for objections run, the Company will reduce the respective liabilities and recognize other income.

At December 31, 2008, a customer deposit of $131,063 and deferred revenue of $19,090 related to sales orders from Lehman Brothers (which entered bankruptcy in September 2008). Effective December 31, 2009, management determined that the Company had fulfilled the terms of the orders and recognized revenues of $150,153 (and adjusted the $131,063 customer deposit and the $19,090 deferred revenue liabilities to $0).

Note 7.  AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTORS

Amounts due to related parties and former directors consist of:

	December 31,
	2009	2008
Unpaid compensation:
Chief executive officer	$181,069	$30,000
Consultant and former director	440,000	335,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	251,424	203,312
Consultant and former director	1,206	942
Former director	5,089	5,089
Brother of chief executive officer	180,951	-
Total	$1,071,739	$586,343

Total compensation costs accrued to related parties and former directors (and included in selling, general and administrative expenses) for the years ended December 31, 2009 and 2008 were $256,069 and $240,000, respectively.

Note 8.  LOANS PAYABLE

Loans payable consist of:

	December 31,
	2009	2008
Due Octagon Investments, S.A., interest at 5%, due on demand, convertible into shares of common stock at a price of $27.30 ($0.39 pre-split) per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Advances payable to Company’s technical director, interest at 0%, due on demand	46,148	-
Advance payable to service provider, interest at 0%, due on demand	2,985	3,500
Total	$177,133	$131,500

Note 9.  INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2009 and 2008 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of December 31, 2009 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2029.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 10.  PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2009 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 11.  COMMON STOCK

In January 2006, the Company adopted a stock incentive plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 42,858 (3,000,000 pre-split) shares pursuant to the Plan. Awards are in the form of incentive stock options or restricted stock awards and are to be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 42,858 (3,000,000 pre-split) shares pursuant to the Plan. Awards are in the form of stock options or restricted stock awards and are to be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

Stock Options

Stock option transactions under the 2006 plan for the years ended December 31, 2009 and 2008 are summarized as follows:

	Year Ended December 31,
	2009	2008
Options outstanding, beginning of year	4,286	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Options outstanding, end of year	4,286	4,286
Options exercisable, end of year	2,244	1,496

The exercise price of all the 4,286 (300,000 pre-split) outstanding options is $14.70 ($0.21 pre-split) per share, 2,829 (198,000 pre-split) of the options expire March 24, 2011 and the remaining 1,457 (102,000 pre-split) options expire March 24, 2014. The aggregate intrinsic value of the outstanding options at December 31, 2009 and 2008 is $0 and $0, respectively.

For the years ended December 31, 2009 and 2008, stock options expense charged to operations was $8,464 and $8,466, respectively. At December 31, 2009, the unrecognized compensation expense was $17,425.

Note 12.   COMMITMENTS AND CONTINGENCIES

Lease Agreements

TTNY subleases its New Jersey office on a month to month basis pursuant to a sublease which original term was from February 20, 2009 to February 19, 2010. The monthly rent is $975.

TTNY leases its Korea office under a two year agreement expiring December 29, 2011. The agreement provides for monthly rent of 1,500,000 South Korea Won ($1,281 at the December 31, 2009 exchange rate).

Rent expense for the year ended December 31, 2009 was $26,389.

Note 13.   BUSINESS CONCENTRATIONS

One customer (Lehman Brothers) accounted for 43% of consolidated net sales in the year ended December 31, 2009. Another customer accounted for 34% of consolidated net sales in the year ended December 31, 2009.

Note 14.   SUBSEQUENT EVENTS

Issuance of Common Stock

On October 11, 2010, the Company issued 71,429 (5,000,000 pre-split) shares of its common stock to Curing Capital Inc. for investor relations services rendered.

Authorization of Preferred Stock and Reverse Stock Split

On October 13, 2011, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of Preferred Stock, par value $0.001 per share. The Preferred Stock is issuable in one or more series with designations of each such series of Preferred Stock as to their rights, voting powers, preferences, privileges, limitations, dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, and liquidation preferences.

Effective October 14, 2011 (see Note 1), the Company effected a 1-for-70 reverse stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.(T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for 2-Track Global in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of 2-Track Global are being made in accordance with authorizations of management and directors of 2-Track Global;

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of 2-Track Global’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of 2-Track Global’s internal control over financial reporting as of the year ended December 31, 2009 is that such control is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of 2-Track Global’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by 2-Track Global’s registered public accounting firm pursuant to temporary rules of the SEC that permit 2-Track Global to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In February, 2009, we liquidated and dissolved one of the Company’s wholly-owned subsidiaries 2-Track Limited and moved its assets and business operations to the Company’s remaining wholly-owned subsidiary 2-Track USA, Inc. located in New York.

On December 30, 2008 Mr. Snortheim resigned as a Director of 2-Track leaving Mr.Jung as the sole Director of 2-Track.

On August 30, 2008 Mr. Jin Shin resigned his position as corporate Secretary. His position as Secretary was assumed by Mr. Jung.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With 2-Track	Director Since

Woo Sun Mike Jung	42	Chief Executive Officer, Chairman, President and Chief Financial Officer	11/30/04

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

The current Director will serve and hold office until the next annual shareholders' meeting or until his respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board

Family Relationships

There are no family relationships between any director and executive officer.

Board Meetings and Actions

The Board of Directors of the Company held 1 meeting and acted by written consent on three occasions during the year ended December 31, 2009. The sole director during the year 2009 participated in 100% of meetings of the Board held or action by written consent taken during the year 2009.

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

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request by e-mail at “www.2-TrackGlobal.com” or in writing by mail to: 2-Track Global, Inc., 1270 Broadway, #208, New York, NY 10001, Attn: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track’s Principal Executive Officer during the last two most recently complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified Deferred	All Other
						Option	Incentive Plan	Compensation	Compen-
	Fiscal	Salary		Bonus	Stock Awards	Awards	Compensation	Earnings	sation	Total
Name & Position	Year	($)		($)	($)	($)	($)	($)	($)	($)
Mike Jung	2009	151,069	(1)	-0-	-0-	-0-	-0-	-0-	-0-	151,069
(CEO)
	2008	120,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	120,000

(1)	Amount was accrued but not paid. .

Employment Agreements

There are no employment agreements with any officer or employee of 2-Track.

Incentive and Stock Option Plans

The 2-Track 2006 Employee Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on January 31, 2006. This Plan will allow us to grant stock or options as compensation to officers and employees. The Plan is authorized to grant stock or options of up to 42,858 (3,000,000 pre-split) shares. Options to purchase 1,457 (102,000 pre-split) shares of 2-Track common stock were granted under this Plan during 2006. No options were granted during 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

Option Awards(*)					Stock Awards(*)
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mike Jung	274	456	-0-	$14.70	3/24/14	-0-	-0-	-0-	-0-

 (*) Amounts retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

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

Objectives and Philosophy of our Executive Compensation Program

We do not have a standing compensation committee. Our Board of Directors as a whole makes the decisions as to employee benefit programs and officer and employee compensation. The primary objectives of our executive compensation programs are to:

•	attract, retain and motivate skilled and knowledgeable individuals;

•	ensure that compensation is aligned with our corporate strategies and business objectives;

•	promote the achievement of key strategic and financial performance measures by linking long-term cash and equity incentives to the achievement of measurable corporate performance goals; and
•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our Board of Directors evaluates our executive compensation program with the objective of setting compensation at levels it believes will allow us to attract and retain qualified executives. We also generally provide a portion of our executive compensation in the form of stock options, which we believe helps us retain our executives and align their interest with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

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

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our Board of Directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry. In light of the level of the Company’s performance during fiscal year 2009, and the significant efforts of the Company’s sole executive officer during fiscal year 2009, it was deemed appropriate to increase the base salary for 2-Track’s President by 25% for 2009.

Equity Awards

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of shares or stock options issued from the 2-Track 2006 Employee Stock Incentive Plan. We believe that equity grants in the form of stock or options provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. Due to the performance of 2-Track during 2009 no stock or stock options were granted to any officer of 2-Track during fiscal year 2009.

Cash Bonuses

Our Board of Directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses. No bonuses were granted during fiscal year 2009.

Benefits and Other Compensation

Our named executive officers are permitted to participate in such health care, disability insurance, retirement and other employee benefit plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the end of fiscal year 2009, we have not implemented any such employee benefit plans.

Compensation of Directors

We currently have a policy of paying $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.’s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 42,858 (3,000,000 pre-split) shares. Options to purchase 2,829 (198,000 pre-split) shares of 2-Track common stock were granted under this Plan during 2006. During 2007 Mr. Snortheim was granted 7,143 (500,000 pre-split) shares of common stock under this Non-Employee Director Plan upon his appointment to the Board of Directors. These shares vested in January, 2008 upon the first anniversary date from the date of issuance. No shares or options were granted or exercised from this Plan during 2009.

DIRECTOR COMPENSATION DURING 2009
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mike Jung							$-0-

Objectives and Philosophy of our Director Compensation Program

We do not have a standing compensation committee. Consequently, our Board of Directors as a whole makes the decisions as to director benefit programs and compensation. Directors who are full or part time employees of 2-Track are not eligible for compensation or benefits as a director. The primary objectives of our director compensation program are to:

•	attract and retain experienced and knowledgeable individuals to serve as directors;
•	reimburse directors for the time and expenses incurred in serving as a director;
•	allow directors to participate in our longer term asset growth and stock appreciation.

Components of our Director Compensation Program

At the present time, the primary elements of our director compensation program are a base monthly compensation for a director’s services to the Company and stock or option awards.

Monthly Payment

At the present time we offer a monthly stipend of between $1,000 and $3,000 for services rendered by each non-employee member of the Board. The precise amount is determined by the Board based on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the length of service of the member and such other factors as deemed relevant to such member’s participation on the Board. Due to the relatively low level of Board activity during 2009 and the Company’s financial position, the Board determined not to pay any monthly stipend payment during 2009.

Equity Awards

Our stock and stock option award program is the primary vehicle for offering long-term compensation to Board members. Our current policy is to grant an initial stock award of 500,000 shares to each non-employee director upon joining the Board. The shares typically vest over a one-year period. We may grant additional shares of stock or options to non-employee Board members depending on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the overall performance of the Company, and such other factors as deemed relevant to such member’s participation on the Board. Due to the low level of Board activity and the Company’s performance during fiscal year 2009, no additional stocks or stock options were awarded to any non-employee director in 2009.

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

The following table sets forth the number of shares of 2-Track’s Common Stock beneficially owned as of December 31, 2009 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track’s Common Stock.

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership		Percent

	Officers and Directors

Common Stock	Mike Jung	Chairman, President and CFO	213,172	(1)	26.56%

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership		Percent

	All officers and directors as a group (1 individual)		213,172	(1)	26.56%

	Shareholders owning 5% or more
Common Stock	Nolboo & Co. 501 Jinmi Paragon 13 Yeouido-Dong Seoul, South Korea 150-870		178,366	(2)	22.22%

(1)	Amount includes 274 (19,125 pre-split) shares issuable under stock options exercisable within 60 days of December 31, 2009. Amount retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

(2)	Amount retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

Equity Compensation Plan Information

Information in the table below is as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(*)	Weighted-average exercise price of outstanding options, warrants and right (b)(*)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(*)
Equity compensation plans approved by security holders	4,286	$14.70	85,715
Equity compensation plans not approved by security holders	N/A	—	—
Total	4,286	$14.70	85,715

(*) Amounts retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

Changes of Control of Company

There were no current arrangements which may result in a future change in control of 2-Track.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The President of 2-Track made loans to the Company aggregating $48,122 during 2009 of which $251,424 was outstanding as of December 31, 2009. These loans bear no interest, are unsecured and due on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2-Track’s fiscal years ended December 31, 2008 and December 31, 2009, 2-Track was billed the following aggregate fees by Michael T. Studer CPA PC (“Studer”).

Audit Fees.

The aggregate fees billed by Studer to 2-Track for professional services rendered for the audit of 2-Track’s financial statements for the last two fiscal years, for reviews of the financial statements included in 2-Track’s Forms 10-Q for the fiscal year, and for services provided by

Studer in connection with statutory or regulatory filings, were $23,000 for the fiscal year 2008 and $22,000 for the fiscal year 2009.

Audit Related Fees

None

Tax Fees

None

All Other Fees.

None

All of the services performed by Studer during 2009 were pre-approved by 2-Track’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.

Pre-Approved Policies and Procedures

Prior to retaining Studer to provide services in any fiscal year, the Board of Directors first reviews and approves the accountant’s fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. 2-Track’s pre-approval policy provides that the Board of Directors must specifically pre-approve any engagement of Studer for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 2.1	Plan and Agreement of Reorganization, dated November 30, 2004 between ECP Ventures, Inc., 2-Track Limited and certain stockholders of 2-Track Limited.
Exhibit 3.1(1)	Articles of Incorporation.
Exhibit 3.2	Certificate of Amendment to Articles of Incorporation.
Exhibit 3.3(1)	Bylaws.
Exhibit 4.1(1)	Specimen Stock Certificate.
Exhibit 4.2(1)	Promissory note to LCC Ventures Corp for $50,000.
Exhibit 10.1.1	Termination of Option Agreement with Larry Sastad
Exhibit 10.2(2)	PRISMS™ technology development agreement with ChengHolin Technology dated December 5, 2005
Exhibit 10.2.1(2)	Modification of PRISMS™ technology development agreement with ChengHolin Technology dated December 13, 2005
Exhibit 10.3(2)	Agreement to develop, manufacture and supply "Starfish" products with Saracom
Exhibit 10.4	Marketing and distribution agreement with Hansworth ME LLC
Exhibit 31.1*	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1(1)	Subscription Agreement.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 filed with the SEC on May 27, 2002

(2)Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the SEC on April 21, 2006.

* Included with this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2-TRACK GLOBAL, INC.

Date: May 17, 2012	By:	/s/ Woosun Jung
Woosun Jung
President and Chief Executive

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Woosun Jung
Woosun Jung	Chairman of the Board, Chief	May 17, 2012
Executive Officer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

