Form 10-K/A
period 2009-12-31
2-Track Global, Inc.
filed 2012-07-19
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes	No	X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPANATORY NOTE - The Registrant is amending this Form 10-K to revise certain disclosures in ITEM 9. This First Amended 10-K includes only those Items which have been revised from the Registrant’s 2009 Form 10-K filed with the SEC on May 18, 2012. Except as set forth herein there are no other changes to the disclosures in the Form 10-K for the fiscal year ended December 31, 2009 previously filed with the SEC.

TABLE OF CONTENTS

Page of

Report

iii

PART II

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

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

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

1

Our management periodically assesses the effectiveness of 2-Track's internal control over financial reporting. Based on this assessment, including testing, our management determined that as of the year ended December 31, 2009 our internal controls over financial reporting were not effective in timely alerting management to material information relating to 2-Track that is required to be included in its periodic SEC reports and to ensure that information required to be disclosed in its periodic SEC reports is accumulated and communicated to its management, including 2-Track’s CEO/CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in 2-Track’s internal control over financial reporting. Management identified the following material weaknesses in 2-Track’s financial reporting under current operations:

1.	Deficiencies in segregation of duties. The Company lacked adequate segregation of duties in our financial reporting process, as we have only one officer currently serving in all officer positions who is not a certified public accountant, yet is responsible for performing substantially all internal accounting and financial reporting functions.
2.	2-Track utilizes an outside, part-time bookkeeper to prepare its financial statements which sometimes results in delayed financial reports and often significant revisions by 2-Track’s accounting firm to bring such financial reports up to SEC standards.
3.	Deficiencies in 2-Track’s written financial reporting procedures. We have insufficient written policies and procedures in place for accounting and financial reporting which resulted in inconsistent preparation and review of account reconciliations and analyses on a timely basis.
4.	2-Track does not have an Audit Committee which would normally monitor and review 2-Track’s financial reporting process.

The above material weaknesses, along with a lack of adequate cash flow, has resulted in 2-Track’s inability to record, process, summarize and file business and financial information within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

To address and remediate these material weaknesses discussed above, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties and part time bookkeeper, we will attempt to raise sufficient funds during the current fiscal year to hire an additional experienced accounting person to better monitor, maintain and assist in our internal accounting and financial reporting functions and increase the frequency of reconciliation of significant accounts and generation of financial reports. If financially possible, such person would serve as 2-Track’s CFO.

For the material weakness concerning deficiencies in the financial reporting process, we will endeavor to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

For the material weakness concerning our Audit Committee, we will attempt to recruit additional independent members of our Board of Directors who could serve on the Audit Committee to carry out its financial review functions and interact with 2-Track’s independent public accounting firm more effectively and timely. We expect these remedial actions to be pursued and, if financially feasible, implemented during the current fiscal year to allow our controls and procedures over financial reporting to be effective by the end of our current fiscal year.

2

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.

This annual report does not include an attestation report of 2-Track’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by 2-Track’s registered public accounting firm pursuant to temporary rules of the SEC that permit 2-Track to provide only management’s report in this annual report.

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

3

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1* Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

* Included with this Amended Form 10-K

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

2-TRACK GLOBAL, INC.

Date: July 17, 2012	By:	/s/ Woosun Jung
Woosun Jung President and Chief Executive

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Woosun Jung
Woosun Jung	Chairman of the Board, Chief	July 17, 2012
Executive Officer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

5