Form 10-K
period 2010-12-31
2-Track Global, Inc.
filed 2012-08-30
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2010	333-89208

2-TRACK GLOBAL, INC.

Nevada	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:

1270 Broadway, Suite 208

New York, New York 10001

Issuer’s telephone number: (732) 927-3820

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No	☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No	☒

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

☐Large accelerated filer

☐Accelerated Filer

☐Non-accelerated filer (do not check if a smaller reporting company

☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such common equity was approximately $122,355 based upon the average price of $0.002/share.

As of August 29, 2012, the Registrant had outstanding 874,500 shares of common stock.

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company’s previously filed Form 8-K’s, Form 10-Q and Form 10-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as “2-Track,” the “Company” or “we” or “our”) is a Nevada corporation which was originally incorporated in the state of Nevada on March 12, 2002. Upon the liquidation of 2-Track Limited in early 2009, our primary business operations are now conducted through 2-Track USA, Inc., a New York corporation. During 2010 the Company’s business focus was on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

Business

Our business plan focuses on three specific telematics business segments – Vehicle Tracking, Personnel Tracking (Executive Protection), and Asset Tracking. We continue to specialize in combining radio frequency identification devices (RFID) where opportunities exist.

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

The Condor FMS system is now in full commercial practice with sales on 4 continents. We continue to focus on US as well as emerging markets which have (i) a large customer base and potential, and (ii) a large security / monitoring need. This includes Africa and India and will be pursued through VAR / Agency partnerships in those countries.

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria), has been appointed in Lagos, Nigeria and to date has sold 6 copies of the Condor FMS software which are in operation. This represents worldwide sales of the Condor FMS software. Following successful launch with ALC (Abuja Leasing Company), we now have Bayelsa Government, Cross River Government, and Skye Bank as our clients in Nigeria. We launched our own hardware in the first quarter of 2007 and since then our units have been sold all around the world. We have also launched demonstration internet based solutions to many potential customers in the USA however no sales were recorded in the US during 2010. In January 2008, we launched our own ASP services to support the Condor FMS and in 2009 we added new hardware to support the Condor FMS.

2-Track is planning on expanding its business through new ventures in India and Africa because of potential observed in these markets. In addition, a new value-added relationship has been established with a US company, “2-Track Solutions”.

2-Track is seeking more VAR relationships around the world. A new channel partner has been established with companies in New York and Israel. These partners focus on providing asset and personnel protection for worldwide travelers and companies. Their names have been omitted for security reasons.

In 2010 we began discussions with an auto manufacturer. While talks are in early stages we are hopeful that this can turn into a significant business to increase sales volumes.

Personal Tracking Systems

In March 2007 we commercially launched our own personnel tracking system at the 2007 CeBIT Exhibition. The Condor FMS mTrac and iTrac products were originally developed for one of our clients, and now has been developed further for the general security market. It has SIEMEN’s quadraband GSM module to work all around the world. It has 7 days standby battery life and a GSM module to determine locations. Highly sophisticated hardware with customer programmable functions allows units to protect business people traveling in hazardous environments as well as for a single worker. We also have clients in Nigeria interested in protecting expatriates at oil and construction sites.

At the end of 2009, management determined that the Triple combination cards and eUnit tags (which were specially designed for Lehman Brothers, which entered bankruptcy in September 2008) were not likely to be able to be sold to Lehman or any other customers. Accordingly, these products were discontinued and existing inventory written-off.

At the end of 2010, management determined that the iTrac 2 devices, iTrac 3devices, and other (which were specially designed for certain customers) were not likely to be sold to any other customers due to being obsolete. Accordingly, these products were discontinued and existing inventory written-off.

mTrac was launched in the first quarter of 2007. During 2010 we sold no units of 2-Track’s personal and vehicle tracking devices.

Commercial Marine Fleet Management

The 2-Track commercial marine solution was based upon a combination of direct fleet management reporting via low earth orbit (“LEO”) satellites combined with RFM/RFID-based data relay for cargo and other wireless alarm systems. Due to market conditions 2-Track has decided not to pursue the marine tracking business.

2-Track, through its wholly-owned subsidiary 2-Track USA, owns the patent rights to PRISMS™ which stands for Positional Real-time Integrity and Status Monitoring System. This is a logistics-oriented technology which is intended to combine a stand-alone data capture and radio frequency identification (RFID) transmission device with a relay station for access to a low-earth satellite network. The intended market for PRISMS™ units was high volume freight transport assets such as cargo containers.

In addition, PRISMS™ was designed address the International Maritime Organization ISPS Code (A) changes relating to the installation of ship security alert systems (SSAS) by providing a point of relay for 2-Track’s wireless alarm triggers (P-SSAS) - whether deck mounted or carried as a mobile unit - giving each and every crew member a distinct alarm identity. Single alarm activation will provide a shore-based control room with all the details of the ship’s position, SOG, COG and other important data at the point the alarm was activated and monitored thereafter.

Although PRISMS has been approved by Korean Patent Agency as an IP, 2-Track is not pursuing this market due to the global economic slowdown and lack of interest in this space.

RFID Solutions

Active RFID

With its capability, we are developing a real time asset tracking system. Many businesses have high value assets kept in the office and venerable to theft. Our hardware, with simple installation and network capability, will allow clients to monitor and track assets 24/7. 2-Track maintains expertise in this field but is not actively pursuing direct RFID sales. Instead, 2-Track is using RFID as an add-on to vehicle tracking systems.

Mobile Video Solutions

iView

2-Track has been experimenting with several mobile video products internally named “iView”. Our goal is to provide full motion video in vehicles and other remote locations. We have been testing various products in an attempt to find the right combination of product/price for the markets.

Future Business Development

The primary business development targets for 2011 will be focused on expansion of distributor networks. Also, entering into Personal Tracking System Development and Launch. First will be BlackBerry Based Tracking System, Android Phone Based Tracking System, and Iphone based Tracking System.

Territorially there will be a strong emphasis on developing emerging markets in Africa, the Middle East, Asia, and India markets characterized by a strong security need and being underserved through lack of GIS mapping technology, poor wireless network infrastructure, or political risk.

Marketing

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

To more effectively address our U.S. marketing and technology support efforts in January 2007, we formed 2-Track USA (“2-Track USA”) which is a wholly-owned subsidiary of the Company in the state of New York. The initial officer of 2-Track USA is Mike Jung who is CEO and President of the Company. In December, 2010, all of the assets and business previously carried on at 2-Track’s Korean facility was transferred to 2-Track USA.

Customers

Where we had experienced a high concentration of sales with three major customers in the international market up through 2007. Since 2008 our marketing strategies have now diversified our sales to many customers in the retail and wholesale areas selling products to several resellers who in turn sell to their customers.

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

Intellectual Property Rights

We own all the intellectual property for our PRISMS™ technology for container monitoring. This includes all the requirements, firmware and software design and planning, and other copyright encompassed in the technical specification for the communications architecture and its specific deployment for the business applications stated in this document, and subject to a PCT Application through the Korean Patent Office in November 2004. We have not obtained IP on PRISM and waiting for approval from USA, Japan, India, China, and EU and may pursue this business in the future.

Research and Development Expenditures

During fiscal years 2010, 2-Track USA spent approximately $248,800 on product research and development compared to $364,032 of research and development expenditures in 2009. Most of the 2010 research and development costs were incurred to develop FMS related products at the Seoul, Korea R&D facility.

Employees

During 2010, we had 6 full-time employees in Seoul, Korea. However, these employees were laid off as a result of the closure of our R&D facility in Seoul, Korea. We are also leveraging technical and sales contractors in select markets where opportunities arise.

ITEM 1A. RISK FACTORS

Due to the lack of revenues in 2010, and we incurred an operating loss for 2010 and have incurred operating losses since inception. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a “going concern” explanation. In the independent accounting firm’s opinion, our limited operating history and accumulated net deficit as of December 31, 2010, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our US corporate office located at 1270 Broadway, #208, New York, New York. The NY office is subleased from the current lessor without rental payment. Also, 2-Track USA maintained a liaison office in Korea which was authorized by the Korean Government on March 21, 2008. The purpose of the liaison office was to have our own research and development facility in Korea. The monthly rent for this liaison office was $2,000 per month and was located at 2nd Floor, Cho Kwang Building, 742-18 Yuk Sam dong, Kang Nam Gu, Seoul, Korea. The liaison office was closed in December 2010 as a cost cutting measure.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “TOTG” until May 18, 2010 at which time our common stock was delisted from the OTCBB due our delinquent filings under the Securities Act of 1934. After May 18, 2010 our common stock has traded in the “Pink Sheet” Market. The following chart sets forth the known high and low price on a bid basis for our stock for each quarter during the last two fiscal years. The prices listed through the First Quarter of 2010 were based on OTCBB quotations while prices quoted after the First Quarter of 2010 were based on Pink Sheet quotations. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Share prices do not reflect a 1-for-70 reverse stock split which occurred in October, 2011.

Year Ended December 31, 2010	Low	High
Fourth Quarter*	$.0012	$.004
Third Quarter*	.001	.003
Second Quarter*	.001	.0017
First Quarter	.0018	.008

Year Ended December 31, 2009	Low	High
Fourth Quarter	$0.0022	$0.019
Third Quarter	0.008	0.015
Second Quarter	0.0015	0.02
First Quarter	0.0011	0.012

Footnote * Denotes quotes taken from the OTC-Link Pink Sheet Market

As of December 31, 2010, there were approximately 300 holders of record of our Common Stock. This amount does not include shares held in street name.

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

The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 42,858 (3,000,000 pre-split) shares pursuant to the Plan. Awards would be in the form of incentive stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 1,457 (102,000 pre-split) options were granted to employees in 2006. No options were granted in 2010.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 42,858 (3,000,000 pre-split) shares pursuant to the Plan. Awards would be in the form of stock options or restricted stock awards and will be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten (10) years. 2,829 (198,000 pre-split) options were granted in 2006 and 7,143 (500,000 pre-split) shares were granted in 2007. No options were granted in 2010.

Of the stock options issued pursuant to any equity compensation plan. No options were exercised in 2010.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, 2-Track issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the “Securities Act”).

On October 5, 2010, 2-Track issued 71,429 (5,000,000 pre-split) shares of restricted common stock to a consulting firm for services rendered to 2-Track valued at $10,000. The issuance of stock was made without any public solicitation to one entity and was acquired for investment purposes only. The principals of the entity had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of acquiring shares in 2-Track. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. These shares are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act.

During the fiscal year ended December 31, 2009, 2-Track did not issue any equity securities pursuant to exemption from registration under the Securities Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2010 Financial Statements included in this Form 10-K.

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

Plan of Operation for the Next Twelve Months

Our plan of operation during 2011 is set forth below.

Our budget for fiscal 2011 is predicated on an aggregate cash requirement of $3.5 million of which $1.5 million is expected to be met through operational revenues, with the balance of $2.0 million expected to be met from financing activities.

The majority of these costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we need to raise $2 million during fiscal 2011 from debt/equity finance activities. If however such expectations are not met then in these circumstances its expenditure or payments for liabilities will be curtailed significantly from the figures outlined in the table below.

CASH ALLOCATION BY ACTIVITY - BUDGET 2011	US Dollars

All Payroll	$1,000,000

All Overheads	$400,000

Net Changes in Working Capital	$1,500,000

All Capital Expenditure	$500,000

All Finance Charges	$100,000

GROSS ANTICIPATED CASH REQUIREMENT	$3,500,000

Less Gross Margin from Operations	$1,500,000

NET ANTICIPATED CASH REQUIREMENT	$2,000,000

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2011:

Condor FMS - BB Tracking Mar 2011

Condor FMS - Calamp Integration Feb 2011

Condor FMS - Android Tracking Nov 2011

Business Development

The primary business development targets for 2011 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, the iTrac personal tracking system and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended through the addition of LEO + GPRS as well as higher spec hardware for the US market during the summer of 2009.

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

Results of Operations

Operating Results for the Fiscal Year Ended December 31, 2009 and 2010.

Fiscal year 2010 as used in this section refers to the 12 month period ended December 31, 2010.

We had no revenues for fiscal year 2010 compared to revenues of $346,530 for the year ended December 31, 2009. While we were aggressively marketing our various products, we were unable to consummate any sales during 2010 while closing $346,530 of sales in 2009 due primarily to sales to new customers in Nigeria and India.

Cost of sales decreased significantly from $122,998 in 2009 to $35,050 in 2010 due primarily to the lack of sales 2010 and write-downs of inventory of $35,050 in 2010 and $85,700 in 2009. Due to the lack of sales in 2010, gross profits declined to a loss of $(35,050) for 2010 compared to $223,532 gross profit in 2009.

Operating expenses decreased substantially from $910,940 in 2009 to $289,991 in 2010.

Operating Expenses included the following:

    Selling, general and administrative expenses decreased significantly to $29,600 for fiscal year 2010 as compared to $506,976 for the same period a year earlier reflecting drastically reduced business operations due to the lack of sales revenue and only $263,810 of loan proceeds received during fiscal year 2010.
    2-Track incurred research and development expenses of $248,800 for fiscal year 2010 compared to $364,032 of R&D expenses in 2009. R&D for 2010 was focused on software and enhancements related to FMS and Starfish products and the decrease expenditures in 2010 reflect the closure of 2-Track’s R&D facility in Seoul, South Korea in December 2010. 2-Track also expensed $11,235 of abandoned equipment relating to the closure of its R&D facility.
    2-Track incurred $10,000 of financial consulting expenses for fiscal year 2010 associated with its fund raising efforts.

We had a net loss of $332,590 for fiscal year 2010, or $0.41 loss per share, compared to a net loss of $695,408 for 2009, or $ 0.87 loss per share. The significant decrease in net loss in 2010 was primarily due to the substantial reduction in operating expenses.

No provision was made for income taxes for the years ended December 31, 2010 and 2009.

Liquidity and Capital Resources

2-Track has incurred operating losses during the last two fiscal years which has resulted in an accumulated stockholders’ deficiency of $3,063,033 as of the end of fiscal year 2010. At December 31, 2010, we had cash of only $58 and a negative net working capital of $3,063,108. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

Capital Financing

During 2010 we raised $228,672 in loans to 2-Track from an outside lender. The terms of the loan are 2% annual interest rate and is payable on demand.

During 2010 we issued 71,429 shares (5,000,000 pre-split) of restricted common stock valued at $699,500 to a financial consulting firm in payment for consulting services relating to investor relations and fund raising efforts.

As of December 31, 2010 our principal commitments include $2,000 per month for our liaison office in Korea, which was closed in December of 2010 and will not carry forward.

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

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, management evaluates its estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the critical accounting policies set forth in Note 2 to the consolidated financial statements affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the fiscal years ended
December 31, 2010 and 2009	F-3

Consolidated Statements of Cash Flows for the fiscal years ended
December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Deficiency for the fiscal years ended
December 31, 2010 and 2009	F-5

Notes to Financial Statements	F-6 - F-15

Michael T. Studer CPA PC

18 East Sunrise Highway, Suite 311

Freeport, NY 11520

Phone: (516) 378-1000
Fax: (516) 546-6220

Email: mts@studercpapc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
2-Track Global, Inc.

I have audited the accompanying consolidated balance sheets of 2-Track Global, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
August 29, 2012

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

ASSETS
	December 31, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$58	$213
Accounts receivable	-	7,648
Inventories	-	35,050
Prepaid expenses	75	1,872
Total Current Assets	133	44,783

Security deposits	-	19,242
Property and equipment, net of accumulated depreciation	-	11,592
Intangible Assets, net of accumulated amortization	-	-
Total Assets	$133	$75,617

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,266,926	$1,569,833
Amounts due to related parties and former directors	1,390,435	1,071,739
Loans payable	405,805	177,133
Total Current Liabilities	3,063,166	2,818,705

Stockholders' Deficiency
Common stock, par value $0.001 per share; authorized 75,000,000 shares, issued and outstanding 873,970 and 802,541 shares, respectively	874	803
Additional paid-in capital	2,461,848	2,443,455
Accumulated deficit	(5,542,453)	(5,209,863)
Accumulated other comprehensive income	16,698	22,517
Total Stockholders' Deficiency	(3,063,033)	(2,743,088)
Total Liabilities & Stockholders' Deficiency	$133	$75,617

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year Ended December 31,
	2010	2009

Net sales	$-	$346,530

Cost of sales:
Cost of good sold	-	37,298
Impairment of inventory	35,050	85,700
Total cost of sales	35,050	122,998
Gross profit (loss)	(35,050)	223,532

Operating expenses:
Selling, general and administrative	29,600	506,976
Research and development	248,800	364,032
Depreciation of property and equipment	356	4,276
Abandonment of property and equipment	11,235	-
Amortization of intangible assets	-	4,176
Impairment of intangible assets	-	31,480
Total operating expenses	289,991	910,940
Loss from operations	(325,041)	(687,408)
Other income (expenses)
Interest income	451	-
Interest expense	(8,000)	(8,000)
Loss before income taxes	(332,590)	(695,408)
Income taxes	-	-
Net profit (loss)	$(332,590)	$(695,408)

Net loss per share - basic and diluted	$(0.41)	$(0.87)

Weighted average number of common shares used to compute net loss per share-basic and diluted	818,392	802,541

Comprehensive Income (Loss)
Net loss	$(332,590)	$(695,408)
Foreign currency translation adjustment	(5,819)	(34,532)
Compensive income (loss)	$(338,409)	$(729,940)

 See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficiency

For the Years Ended December 31, 2010 and 2009

(Expressed in US Dollars)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficiency
Balance, December 31, 2008	808,247	$808	$2,440,986	$(4,514,455)	$57,049	$(2,015,612)
Reversal of issuance of common stock in satisfaction of liabilities	(5,714)	(5)	(5,995)	-	-	(6,000)
Adjustment	8	-	-	-	-	-
Stock options expense	-	-	8,464	-	-	8,464
Net loss	-	-	-	(695,408)	-	(695,408)
Foreign currency translation adjustment	-	-	-	-	(34,532)	(34,532)
Balance, December 31, 2009	802,541	803	2,443,455	(5,209,863)	22,517	(2,743,088)
Issuance of common stock for services	71,429	71	9,929	-	-	10,000
Stock options expense	-	-	8,464	-	-	8,464
Net loss	-	-	-	(332,590)	-	(332,590)
Foreign currency translation adjustment	-	-		-	(5,819)	(5,819)
Balance, December 31, 2010	873,970	$874	$2,461,848	$(5,542,453)	$16,698	$(3,063,033)

 See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended December 31,
Cash Flows from Operating Activities:	2010	2009
		(As Reclassified)
Net loss	$(332,590)	$(695,408)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	357	4,276
Abandonment of property and equipment	11,235	-
Amortization of intangible assets	-	4,176
Impairment of intangible assets	-	31,480
Stock-based compensation	18,464	8,464
Changes in operating assets and liabilities
Accounts receivable	7,648	21,737
Prepaid expenses	1,797	(1,872)
Security deposits	7,252	(19,242)
Inventories	35,050	50,650
Accounts payable and accrued expenses payable	(13,178)	74,814
Net cash used in operating activities	(263,965)	(520,925)

Cash Flows from Investing Activities:

Property and equipment additions	-	(5,158)
Intangible assets additions	-	(7,633)
Net cash used in investing activities	-	(12,791)

Cash Flows from Financing Activities:

Proceeds from loans payable	228,672	45,633
Increase in amounts due to related parties and former directors	35,138	485,396
Net cash provided by financing activities	263,810	531,029
Decrease in cash and cash equivalents	(155)	(2,687)

Cash and cash equivalents, beginning of year	213	2,900
Cash and cash equivalents, end of year	$58	$213

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Schedule of noncash financing activity:
Satisfaction of accounts payable and accrued expenses payable by the brother of the Company’s Chief Executive Officer on behalf of the Company	$283,558	$-
Seizure of Korean Office security deposit account by government authority to pay Company delinquent withholding taxes	$11,990	$-

 See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,542,453 since inception and has a working capital deficiency of $3,063,033 as at December 31, 2010. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Intangible assets

Intangible assets are stated at cost less accumulated amortization and impairment. To December 31, 2010, the intangible assets were amortized using the straight-line method over the assets’ estimated economic lives of 10 years.

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

Research and Development

Research and development costs, which covered all expenses incurred in Korean Research Centre, are expensed as incurred.

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

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at year-end exchange rates ($1.5468 and $ 1.5926 at December 31, 2010 and 2009, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.5458 and $1.5654 for the years ended December 31, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3. INVENTORIES

Inventories consist of:

	December 31,
	2010	2009
Triple combination cards	$-	$58,000
eUnit tags	-	27,700
iTrac 2 devices	13,200	13,200
iTrac 3 devices	16,400	16,400
Other	5,450	5,450
Subtotal	35,050	120,750
Less impairment allowances	(35,050)	(85,700)
Net	$-	$35,050

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

Effective December 31, 2010, management determined that iTrac 2 devices, iTrac 3devices, and other (which were specially designed for certain customers) were not likely to be available for sell to any other customers due to out of date. Accordingly, a $35,050 impairment charge was recorded (increasing cost of sales and decreasing inventories) in the year ended December 31, 2010.

Note 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	December 31,
	2010	2009
Furniture, Fixtures and Equipment	$38,184	$38,184
Accumulated depreciation	(26,949)	(26,592)
Subtotal	11,235	11,592
Less impairment	(11,235)	-
Net	$-	$11,592

In February 2010, the Company closed its New Jersey Office due to the lease expiration and abandoned all property and equipment at the location. Accordingly, a $11,235 abandonment charge was recorded to write-off the remaining undepreciated property and equipment.

Note 5. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of:

	December 31,
	2010	2009
Patent costs relating to the Positional Real time
Integrity and Status Monitoring System (“PRISMS”)	$42,700	$42,700
Accumulated amortization	(11,220)	(11,220)
Accumulated impairment	(31,480)	(31,480)
Net	$-	$-

In 2009, management decided to discontinue the PRISMS project and effective December 31, 2009, a $31,480 impairment charge was recorded to write off the remaining unamortized patent costs.

Note 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	December 31,
	2010	2009
Vendors and service providers:
2-Track Global, Inc.	$82,010	$82,496
2-Track U.S.A., Inc. Korea office (including Korea tax withheld of $59,703 and $71,693, respectively)	59,703	370,000
2-Track U.S.A., Inc. other	795,616	795,616
2-Track Limited	302,447	302,447
Accrued interest payable	27,150	19,274
Total	$1,266,926	$1,569,833

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

Note 7. RELATED PARTY TRANSACTIONS

Amounts Due to Related Parties

Amounts due to related parties consist of:

	December 31,
	2010	2009
Unpaid compensation:
Chief executive officer	$78,384	$181,069
Consultant and former director	440,000	440,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	292,009	251,424
Consultant and former director	1,206	1,206
Former director	5,089	5,089
Brother of chief executive officer	561,747	180,951
Total	$1,390,435	$1,071,739

Other Transactions

Total compensation costs incurred to the Chief Executive Officer and his brother included in research and development expenses in the Statement of Operations for the years ended December 31, 2010 and 2009 were $141,323 and $151,069, respectively. Total compensation costs incurred to the Consultant and former director described in the above table included in selling, general and administrative expenses in the Statement of Operations for the years ended December 31, 2010 and 2009 were $0 and $105,000, respectively.

Note 8. LOANS PAYABLE

Loans payable consist of:

	December 31,
	2010	2009
Due Octagon Investments, S.A., interest at 5%, due on demand, convertible into shares of common stock at a price of $0.39 per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due to Company’s former technical director, interest at 0%, due on demand	46,000	46,000
Advance payable to service provider, interest at 0%, due on demand	1,083	2,837
Due to an unrelated party, Interest at 2%, due on demand	230,722	-
Total	$405,805	$177,133

Note 9. INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2010 and 2009 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of December 31, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2030.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 10. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2010 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 11. STOCKHOLDERS EQUITY TRAMSACTIONS

Common Stock

On October 11, 2010, the Company issued 71,429 (5,000,000 pre-split) shares of its common stock to Curing Capital Inc. for investor relations services rendered. Accordingly, $10,000 of service compensation has been recorded in the Selling, General and Administrative expenses in the year ended December 31, 2010. The value of the $10,000 is based on 71,429 post-split shares of common stock at October 11, 2010 adjusted closing trading price of $0.14 per share.

Effective October 14, 2011 (see Note 1), the Company effected a 1-for-70 reverse stock split.

Preferred Stock

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

Stock Options

In January 2006, the Company adopted a stock incentive plan in order to provide an incentive to eligible employees and officers of the Company. The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 42,857 (3,000,000pre-split) shares pursuant to the Plan. Awards are in the form of incentive stock options or restricted stock awards and are to be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 42,857 (3,000,000 pre split) shares pursuant to the Plan. Awards are in the form of stock options or restricted stock awards and are to be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

Stock option transactions under the 2006 Plans for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2010	2009
Options outstanding, beginning of year	4,286	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Options outstanding, end of year	4,286	4,286
Options exercisable, end of year	2,244	2,244

The exercise price of all the 4,286 (300,000 pre-split) outstanding options is $14.70 ($0.21 pre-split) per share, 2,829 (198,000 pre-split) of the options expire March 24, 2011 and the remaining 1,457 (102,000 pre-split) options expire March 24, 2014. The aggregate intrinsic value of the outstanding options at December 31, 2010 and 2009 is $0 and $0, respectively.

For the years ended December 31, 2010 and 2009, stock options expense charged to operations was $8,464 and $8,464, respectively. At December 31, 2010, the unrecognized compensation expense was $8,961.

Note 12. COMMITMENTS AND CONTINGENCIES

Lease Agreements

TTNY subleased its New Jersey office on a month to month basis pursuant to a sublease which original term was from February 20, 2009 to February 19, 2010. The monthly rent was $975.

TTNY leased its Korea office under a two year agreement expiring December 29, 2011. The agreement provided for monthly rent of 1,500,000 South Korea Won ($1,340 at the December 31, 2010 exchange rate). On December 31, 2010, the Company closed its Korean Office and vacated the facilities. In December 2010, the Company’s security deposit of $11,990 was seized by a governmental authority as payment toward delinquent Company Korean payroll taxes withheld by it. There were no other exit costs associated with vacating the facilities for the Korean Office other than the seizure of the lease deposit by the government to pay delinquent withholding taxes.

Rent expense for the year ended December 31, 2010 was $19,451.

Note 13. BUSINESS CONCENTRATIONS

One customer (Lehman Brothers) accounted for 43% of consolidated net sales in the year ended December 31, 2010. Another customer accounted for 34% of consolidated net sales in the year ended December 31, 2010.

Note 14. SUBSEQUENT EVENTS

Effective October 14, 2011, TOTG effected a 1-for-70 reverse stock split which reduced the number of issued and outstanding shares of TOTG common stock from 61,177,850 shares to 873,970 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On March 29, 2012 the SEC initiated an Administrative Proceeding against six companies including 2-Track, seeking to deregister each company’s class of stock registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”) due to the number of delinquent reports not filed by each company. After two Prehearing Conferences with the SEC, the second being held on July 16, 2012 at which time 2-Track was unable to bring all of its 1934 Act reports current, the SEC issued an Initial Decision dated July 24, 2012 revoking 2-Track’s common stock registration under Section 12 of the 1934 Act. The Initial Decision became final on August 15, 2012.

On August 12, 2012, World Capital Market (“Buyer”) and Woosun (Mike) Jung, TOTG’s chief executive officer, (“Jung”) and 10 other TOTG stockholders (“Other Sellers”, and with Jung collectively, the “Sellers”) entered into a Stock Purcjase Agreement (the “Agreement”). The Agreement provides for the Sellers’ sale of a total of 519,281 shares of TOTG common stock, representing approximately 59% of the 874,500 issued and outstanding shares of TOTG common stock, to the Buyer for a total of $130,000 cash. The $130,000 is to be disbursed as follows: $35,000 to the Sellers, $10,000 to Octagon Investment S.A. for the Assignment of Indebtedness of $100,000 debt owed by the Company to Octagon (see Note 7) to Buyer, $30,000 to the Company’s law firm (of which $5,000 has already been paid), $20,000 to the Company’s independent registered public accounting firm (of which $5,000 has already been paid), and $35,000 to pay other transaction expenses designated by Buyer. Closing of the Agreement is subject to satisfaction on or before August 15, 2012 (extended to August 23, 2012 in an Amendment No.1 to Agreement dated August 15, 2012 and extended verbally to August 29, 2012) of certain conditions precedent to closing, including TOTG’s filing of certain periodic reports with the Securities and Exchange Commission.

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

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

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

Our management periodically assesses the effectiveness of 2-Track's internal control over financial reporting. Based on this assessment, including testing, our management determined that as of the year ended December 31, 2010 our internal controls over financial reporting were not effective in timely alerting management to material information relating to 2-Track that is required to be included in its periodic SEC reports and to ensure that information required to be disclosed in its periodic SEC reports is accumulated and communicated to its management, including 2-Track’s CEO/CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in 2-Track’s internal control over financial reporting. Management identified the following material weaknesses in 2-Track’s financial reporting under current operations:

1.	Deficiencies in segregation of duties. The Company lacked adequate segregation of duties in our financial reporting process, as we have only one officer currently serving in all officer positions who is not a certified public accountant, yet is responsible for performing substantially all internal accounting and financial reporting functions.
2.	2-Track Global utilizes an outside, part-time bookkeeper to prepare its financial statements which sometimes results in delayed financial reports and often significant revisions by 2-Track’s accounting firm to bring such financial reports up to SEC standards.
3.	Deficiencies in 2-Track’s written financial reporting procedures. We have insufficient written policies and procedures in place for accounting and financial reporting which resulted in inconsistent preparation and review of account reconciliations and analyses on a timely basis.
4.	2-Track does not have an Audit Committee which would normally monitor and review 2-Track’s financial reporting process.

The above material weaknesses, along with a lack adequate cash flow, has resulted in 2-Track’s inability to record, process, summarize and file business and financial information within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

To address and remediate these material weaknesses discussed above, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties and part time bookkeeper, we intend to raise sufficient funds during the current fiscal year to hire an additional experienced accounting person to better monitor, maintain and assist in our internal accounting and financial reporting functions and increase the frequency of reconciliation of significant accounts and generation of financial reports. If financially possible, such person would serve as 2-Track’s CFO.

For the material weakness concerning deficiencies in the financial reporting process, we will strive to develop and implement sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 accurately present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In December, 2010, we closed our research and development facility in Seoul, South Korea. All research and development activities were transferred to 2-Track USA located in New York, NY. As a result, our R&D activity has been curtailed until we are able to establish a new R&D facility in the USA as soon as finances permit.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With 2-Track	Director Since

Woo Sun Mike Jung	43	Chief Executive Officer, Chairman, President and Chief Financial Officer	11/30/04

___________________________

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

Board Meetings and Actions

The Board of Directors of the Company held 1 meeting and acted by written consent on three occasions during the year ended December 31, 2010. The sole director during the year 2010 participated in 100% of meetings of the Board held or action by written consent taken during the year 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of copies of such forms received by us, or on written representations from certain reporting persons that no other filings were required for such persons, we believe that, during the fiscal year ended December 31, 2010, our executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request by e-mail at “www.2-TrackGlobal.com” or in writing by mail to: 2-Track Global, Inc., 1270 Broadway, #208, New York, NY 10001, Attn: Corporate Secretary

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track’s Principal Executive Officer during the last two most recently complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last completed fiscal year.

	SUMMARY COMPENSATION TABLE
Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Mike Jung (CEO)	2010	$106,669(1)	-0-	-0-	-0-	-0-	-0-	-0-	$106,669
	2009	120,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	120,000

_______________

(1)	Amount included $120,000 paid as compensation by 2-Track USA (a wholly owned subsidiary). $120,000 of this amount was accrued but not paid during 2009 or 2010.

Employment Agreements

There are no employment agreements with any officer or employee of 2-Track.

Incentive and Stock Option Plans

The 2-Track 2006 Employee Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders on January 31, 2006. This Plan will allow us to grant stock or options as compensation to officers and employees. The Plan is authorized to grant stock or options of up to 42,858 (3,000,000 pre-split) shares. Options to purchase 1,457 (102,000 pre-split) shares of 2-Track common stock were granted under this Plan during 2006. No options were granted during 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

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

(*) Amounts retroactively adjusted to reflect October 14, 2011 1-for-70 reverse stock split.

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

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our Board of Directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry. In light of the level of the Company’s performance during fiscal year 2010, and the significant efforts of the Company’s sole executive officer during fiscal year 2010, the base salary for 2-Track’s President was left unchanged for 2010.

Equity Awards

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of shares or stock options issued from the 2-Track 2006 Employee Stock Incentive Plan. We believe that equity grants in the form of stock or options provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. Due to the performance of 2-Track during 2010 no stock or stock options were granted to any officer of 2-Track during fiscal year 2010.

Cash Bonuses

Our Board of Directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses. No bonuses were granted during fiscal year 2010.

Benefits and Other Compensation

Our named executive officers are permitted to participate in such health care, disability insurance, retirement and other employee benefit plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the end of fiscal year 2010, we have not implemented any such employee benefit plans.

Compensation of Directors

We currently have a policy of paying $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.’s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 42,858 (3,000,000 pre-split) shares. Options to purchase 2,829 (198,000 pre-split) shares of 2-Track common stock were granted under this Plan during 2006. During 2007 Mr. Snortheim was granted 7,143 (500,000 pre-split) shares of common stock under this Non-Employee Director Plan upon his appointment to the Board of Directors. These shares vested in January, 2008 upon the first anniversary date from the date of issuance. No shares or options were granted from this Plan during 2010.

DIRECTOR COMPENSATION DURING 2010
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Mike Jung							$ -0-

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

Monthly Payment

At the present time we offer a monthly stipend of between $1,000 and $3,000 for services rendered by each non-employee member of the Board. The precise amount is determined by the Board based on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the length of service of the member and such other factors as deemed relevant to such member’s participation on the Board. Due to the low level of Board activity during 2010 and the Company’s financial position, the Board determined not to pay any monthly stipend payment during 2010.

Equity Awards

Our stock and stock option award program is the primary vehicle for offering long-term compensation to Board members. Our current policy is to grant an initial stock award of 500,000 shares to each non-employee director upon joining the Board. The shares typically vest over a one-year period. We may grant additional shares of stock or options to non-employee Board members depending on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the overall performance of the Company, and such other factors as deemed relevant to such member’s participation on the Board. Due to the low level of Board activity and the Company’s performance during fiscal year 2010, no additional stocks or stock options were awarded to any non-employee director in 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of 2-Track’s Common Stock beneficially owned as of December 31, 2010 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track’s Common Stock.

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent
	Officers and Directors

Common Stock	Mike Jung	Chairman, President and CFO	213,627 (1)	24.4%

	All officers and directors as a group (1 individual)		213,627	24.4%

	Shareholders owning 5% or more
Common Stock	Nolboo & Co. 501 Jinmi Paragon 13 Yeouido-Dong Seoul, South Korea 150-870		142,652(2)	16.3%

__________________________

(1)	Amount includes 729 (51,000 pre-split) shares issuable under stock options exercisable within 60 days of December 31, 2010. Amount retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.
(2)	Amount retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

Equity Compensation Plan Information

Information in the table below is as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(*)	Weighted-average exercise price of outstanding options, warrants and right (b)(*)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(*)
Equity compensation plans approved by security holders	4,286	$14.70	85,715
Equity compensation plans not approved by security holders	N/A	_____	_______
Total	4,286	$14.70	85,715

(*) Amounts retroactively adjusted to reflect the October 14, 2011 1-for70 reverse stock split.

Changes of Control of Company

There were no current arrangements which may result in a future change in control of 2-Track.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The President of 2-Track made loans to the Company aggregating $35,138 during 2010 of which $1,106,877 was outstanding as of December 31, 2010. These loans bear no interest, are unsecured and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2-Track’s fiscal years ended December 31, 2009 and December 31, 2010, 2-Track agreed to pay the following aggregate fees to Michael T. Studer CPA PC (“Studer”).

Audit Fees.

The aggregate fees to be paid Studer by 2-Track for professional services rendered for the audit of 2-Track’s financial statements for the last two fiscal years were $10,000 for the fiscal year 2009 and $10,000 for the fiscal year 2010.

Audit Related Fees

None

Tax Fees

None

All Other Fees.

None

All of the services performed by Studer for 2010 were pre-approved by 2-Track’s Board of Directors, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.

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

2-TRACK GLOBAL, INC.

Date: August 29, 2012	By:	Woosun Jung
Woosun Jung President and Chief Executive

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Woosun Jung	Chairman of the Board, Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2012
Woosun Jung

