Form 10-Q
period 2011-09-30
2-Track Global, Inc.
filed 2012-08-30
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number:       333-89208

2-TRACK GLOBAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	41-2036671
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

716 Newman Springs Road, Ste.307 Lincroft, New Jersey	07738
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(646) 450-6260

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

The number of shares of the issuer’s common stock outstanding as of August 29, 2012 was 874,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended September 30, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$2,042	$58
Accounts receivable	-	-
Inventories	3,510	-
Prepaid expenses	75	75
Total Current Assets	5,627	133

Security deposits	-	-
Property and equipment, net of accumulated depreciation	2,440	-
Total Assets	$8,067	$133

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,266,356	$1,266,926
Amounts due to related parties and former directors	1,390,435	1,390,435
Loans payable	409,605	405,805
Total Current Liabilities	3,066,396	3,063,166

Stockholders' Deficiency
Preferred stock, par value $0.001 per share; authorized 5,000,000 shares, none issued	-	-
Common stock, par value $0.001 per share; authorized 75,000,000 shares, issued and outstanding 873,970 and 873,970 shares, respectively	874	874
Additional paid-in capital	2,478,196	2,461,848
Accumulated deficit	(5,554,097)	(5,542,453)
Accumulated other comprehensive income	16,698	16,698
Total Stockholders' Deficiency	(3,058,329)	(3,063,033)
Total Liabilities & Stockholders' Deficiency	$8,067	$133

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprhensive Loss

(Expressed in US Dollars)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010

Net sales	$-	$-	76,902	$-
Cost of sales	-	-	41,768	-
Gross profit	-	-	35,134	-

Operating expenses:
Selling, general and administrative	20,793	2,604	37,321	11,319
Research and development	-	64,324	-	228,767
Depreciation of property and equipment	-	-	-	267
Total operating expenses	20,793	66,928	37,321	240,353
Loss from operations	(20,793)	(66,928)	(2,187)	(240,353)
Other income (expenses)
Interest income	-	15	-	404
Interest expense	(3,153)	(2,000)	(9,457)	(6,000)
Loss before income taxes	(23,945)	(68,913)	(11,644)	(245,949)
Income taxes	-	-	-	-
Net profit (loss)	$(23,945)	$(68,913)	$(11,644)	$(245,949)

Net loss per share - basic and diluted	$(0.03)	$(0.09)	$(0.01)	$(0.31)

Weighted average number of common shares used to compute net loss per share-basic and diluted	873,970	802,541	873,970	802,541

Comprehensive Income (Loss)
Net loss	$(23,945)	$(68,913)	$(11,644)	$(245,949)
Foreign currency translation adjustment	-	(2,255)	-	(9,128)
Comprehensive income (loss)	$(23,945)	$(71,168)	$(11,644)	$(255,077)

See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
Cash Flows from Operating Activities:	2011	2010

Net loss	$(11,644)	$(245,949)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation of property and equipment	-	267
Abandonment of property and equipment	-	11,235
Stock-based compensation	6,348	6,348
Changes in operating assets and liabilities
Accounts receivable	-	997
Inventories	(3,510)	-
Security deposit	-	1,301
Accounts payable and accrued expenses payable	9,430	(3,253)
Net cash provided by (used for) operating activities	624	(229,054)

Cash Flows from Investing Activities:

Property and equipment additions	(2,440)	-
Net cash used for investing activities	(2,440)	-

Cash Flows from Financing Activities:

Proceeds from loans payable	3,800	224,904
Increase in amounts due to related parties and former directors	-	3,994
Net cash provided by financing activities	3,800	228,898
Increase (decrease) in cash and cash equivalents	1,984	(156)

Cash and cash equivalents, beginning of the period	58	213
Cash and cash equivalents, end of the period	$2,042	$57

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Schedule of non-cash financing activitity:
June 2011 payment of prior year accrued audit fees by Company stockholders on behalf of Company, pursuant to Escrow Agreement executed for contemplated sale of common stock	$10,000	$-

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,554,097 since inception and has a working capital deficiency of $ (3,060,769) as at September 30, 2011. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income (loss).

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at period-end exchange rates ($1.5623 and $ 1.5468 at September 30, 2011 and December 31, 2010, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.6146 and $1.5340 for the nine months ended September 30, 2011 and 2010, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

Note 3. INVENTORIES

Inventories consist of:

	September 30, 2011	December 31, 2010

Triple combination cards	$-	$-
eUnit tags	-	-
iTrac 2 devices	3,510	13,200
iTrac 3 devices	-	16,400
Other	-	5,450
Subtotal	3,510	35,050
Less impairment allowances	-	(35,050)
Net	$3,150	$-

Effective December 31, 2010, management determined that iTrac 2 devices, iTrac 3devices, and other inventory (which were specially designed for certain customers) were not likely to be available for sale to any other customers due to obsolescence. Accordingly, a $35,050 impairment charge was recorded (increasing cost of sales and decreasing inventories) in the year ended December 31, 2010.

Note 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	September 30,	December 31,
	2011	2010
Furniture, Fixtures and Equipment	$2,440	$38,184
Accumulated depreciation	-	(26,949)
Subtotal	2,440	11,235
Less abandonment in February 2010	-	(11,235)
Net	$2,440	$-

In February 2010, the Company closed its New Jersey Office due to the lease expiration and abandoned all property and equipment at the location. Accordingly, a $11,235 abandonment charge was recorded to write-off the remaining undepreciated property and equipment.

Note 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	September 30, 2011	December 31, 2010

Vendors and service providers:
2-Track Global, Inc.	$72,010	$82,010
2-Track U.S.A., Inc. Korea office (including Korea tax withheld of $59,703 and $59,703, respectively)	59,703	59,703
2-Track U.S.A., Inc. other	795,588	795,616
2-Track Limited	302,447	302,447
Accrued interest payable	36,608	27,150
Total	$1,266,356	$1,266,926

The Company believes that the liabilities relating to 2-Track Limited were effectively discharged as a result of its liquidation on February 17, 2009. As statutory time periods for objections run, the Company will reduce the respective liabilities and recognize other income.

Note 6. RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	September 30, 2011	December 31, 2010
Unpaid compensation:
Chief executive officer	$78,384	$78,384
Consultant and former director	440,000	440,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	292,009	292,009
Consultant and former director	1,206	1,206
Former director	5,089	5,089
Brother of chief executive officer	561,747	561,747
Total	$1,390,435	$1,390,435

Other Transactions

Total compensation costs incurred to the Chief Executive Officer and his brother included in research and development expenses in the Statement of Operations for the nine months ended September 30, 2011 and 2010 were $0 and $87,820, respectively.

In June 2011, pursuant to a contemplated sale of 31,349,277 pre-split shares of common stock by 10 stockholders of the company’s common stock, $100,000 was deposited into escrow along with the shares being sold pursuant to an Escrow Agreement. The Escrow Agreement provided that $25,000 of the $100,000 escrowed for distribution to the stockholders on the sale was to be held for payment of the Company’s independent registered public accounting firm. While the stock sale transaction contemplated was never completed, $10,000 was disbursed from the escrow account on June 29, 2011, resulting in a reduction of previously accrued audit fees at that date and an increase in Company additional paid in capital at that date (since the stockholders paid the $10,000 in audit fees on behalf of the Company.

Note 7. LOANS PAYABLE

Loans payable consist of:

	September 30, 2011	December 31, 2010
Due Octagon Investments, S.A., interest at 5%, due on demand, convertible into shares of common stock at a price of $0.39 per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due to Company’s former technical director, interest at 0%, due on demand	46,000	46,000
Advance payable to service provider, interest at 0%, due on demand	4,883	1,083
Due to an unrelated party, interest at 2%, due on demand	230,722	230,722
Total	$409,605	$405,805

Note 8. INCOME TAXES

No provision for income taxes was recorded in the nine months ended September 30, 2011 and 2010 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of September 30, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2011 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 10. COMMON STOCK

Common Stock

On October 11, 2010, the Company issued 71,429 (5,000,000 pre-split) shares of its common stock to Curing Capital Inc. for investor relations services rendered. Accordingly, $10,000of service compensation has been recorded in the Selling, General and Administrative expenses in the year ended December 31, 2010. The value of the $10,000 is based on 71,429 post-split shares of common stock at October 11, 2010 adjusted closing trading price of $0.14 per share.

Effective October 14, 2011 (see Note 1), the Company effected a 1-for-70 reverse stock split.

Preferred Stock

On October 13, 2011, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of Preferred Stock, par value $0.001 per share. The Preferred Stock is issuable in one or more series with designations of each such series of Preferred Stock as to their rights, voting powers, preferences, privileges, limitations, dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, and liquidation preferences

Stock Options

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

Stock option transactions under the 2006 Plans for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are summarized as follows:

	Nine months Ended September 30, 2011	Year Ended December 31, 2010
Options outstanding, beginning of year	4,286	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	(3,557)	-
Options outstanding, end of year	729	4,286
Options exercisable, end of year	729	2,244

The exercise price of the remaining 729 (51,000 pre-split) outstanding options at September 30, 2011, which expire March 24, 2014, is $14.70 per share ($0.21 pre-split per share). The aggregate intrinsic value of the outstanding options at September 30, 2011 and December 31, 2010 is $0 and $0, respectively.

For the nine months ended September 30, 2011 and 2010, stock options expense charged to operations was $6,348 and $6,348, respectively. At September 30, 2011, the unrecognized compensation expense was $2,613.

Note 11. COMMITMENTS AND CONTINGENCIES

Lease Agreements

TTNY subleased its New Jersey office on a month to month basis pursuant to a sublease which term was from February 20, 2009 to February 19, 2010. The monthly rent was $975.

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

Rent expense for the nine months ended September 30, 2011 and 2010 was $0 and $14,588, respectively.

Note 12. BUSINESS CONCENTRATIONS

One customer (NDPHC) accounted for 52% of consolidated net sales in the nine months ended September 30, 2011. Another customer accounted for 28% of consolidated net sales in the nine months ended September 30, 2011.

The Company had no sales in 2010.

In the nine months ended September 30, 2011, the Company purchased over 90% of its inventory from 2-Track Solutions, a New Jersey company controlled by the Company’s technical director.

Note 13. SUBSEQUENT EVENTS

On October 13, 2011, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of Preferred Stock, par value $0.001 per share. The Preferred Stock is issuable in one or more series with designations of each such series of Preferred Stock as to their rights, voting powers, preferences, privileges, limitations, dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, and liquidation preferences

Effective October 14, 2011, TOTG effected a 1-for-70 reverse stock split which reduced the number of issued and outstanding shares of TOTG common stock from 61,177,850 shares to 873,970 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

On August 12, 2012, World Capital Market (“Buyer”) and Woosun (Mike) Jung, TOTG’s chief executive officer, (“Jung”) and 10 other TOTG stockholders (“Other Sellers”, and with Jung collectively, the “Sellers”) entered into a Stock Purcjase Agreement (the “Agreement”). The Agreement provides for the Sellers’ sale of a total of 519,281 shares of TOTG common stock, representing approximately 59% of the 874,500 issued and outstanding shares of TOTG common stock, to the Buyer for a total of $130,000 cash. The $130,000 is to be disbursed as follows: $35,000 to the Sellers, $10,000 to Octagon Investment S.A. for the Assignment of Indebtedness of $100,000 debt owed by the Company to Octagon (see Note 7) to Buyer, $30,000 to the Company’s law firm (of which $5,000 has already been paid), $20,000 to the Company’s independent registered public accounting firm (of which $5,000 has already been paid), and $35,000 to pay other transaction expenses designated by Buyer. Closing of the Agreement is subject to satisfaction on or before August 15, 2012 (extended to August 23, 2012 in an Amendment No. 1 to Agreement dated August 15, 2012 and extended verbally to August 29, 2012) of certain conditions precedent to closing, including TOTG’s filing of certain periodic reports with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred.  For example, statements like 2-Track “expects,” “anticipates” or “believes” are forward-looking statements.  Investors should be aware that actual results may differ materially from 2-Track's expressed expectations because of risks and uncertainties about the future.  2-Track does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of 2-Track’s business are discussed throughout this Form 10-Q and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track conducts its business primarily through its wholly-owned subsidiary 2-Track U.S.A., Inc. ("TTNY"). TTNY is now the primary operating entity of 2-Track. 2-Track also maintains a sales and research facility in New Jersey. 2-Track has been engaged in developing and marketing asset tracking and security technologies.

Business Operations Overview

Technical Roll-Out

During the first three quarters of 2011, 2-Track rolled out the following new or updated products:

Condor FMS	-	Updated ASP services	Mar 2011
Condor FMS	-	New Budget hardware	Mar 2011
Condor FMS	-	New Premium hardware	Apr 2011
Condor FMS	-	2nd Gen Personal Tracker	Jun 2011

Business Development

The primary business development targets for 2011 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution and the iTrac personal tracking system. Condor, which currently is offered in the UK, Africa, Middle East, and Asia in a GPRS format, has been expanded through the addition of LEO+GPRS as well as higher spec hardware for the US market where we are seeking to establish a sales network.

Territorially 2-Track is placing a strong emphasis on developing emerging markets in Africa, the Middle East, and India markets characterized by a strong security need and poor wireless network infrastructure or political risk. 2-Track is also attempting to introduce its higher spec products into US markets.

The 2-Track team is now started to deal with two large Corporate security firms as well as expanding to the retail market. 2-Track anticipates good support within the distribution and dealership communities.

Results of Operation.

Three-Month Period Ended September 30, 2011 versus 2010

During the quarter ended September 30, 2011 and 2010, we had no revenues. The Company recorded no cost of sales for the third quarter of 2011 and 2010. Due to the lack of sales revenue the Company had no gross profit recorded for either the third quarter of 2011 or 2010.

Operating expenses decreased substantially from $66,928 for the quarter ended September 30, 2010 to $20,793 for the same quarter in 2011. The decrease in the third quarter of 2011 was due to the elimination of research and development expenses during 2011. Most of the operating expenses during the quarter ended September 30, 2011 related to travel expenses incurred in marketing the Company’s products by its CEO. The Company paid no professional and consulting fees during the quarter ended September 30, 2011 or during the third quarter of 2010. The Company incurred no research and development expenses during the quarter ended September 30, 2011 compared to $ 64,324 spent in the same quarter of 2010 primarily related to its FMS products. The decrease is primarily due to the need to curtail research and development expenses and the closure of the Company’s R&D facility in Seoul, South Korea in December 2010 as a result of the Company’s financial condition. We also incurred interest expense of $3,153 for the third quarter of 2011 compared to $2,000 incurred in the third quarter of 2010 reflecting an increase in the cost of borrowed funds.

We incurred net loss of $23,945 for the quarter ended September 30, 2011 compared to a net loss of $68,913 for the same quarter in 2010. The lower net loss is a result of the significant decrease in operating expenses in the third quarter of 2011 compared to the third quarter of 2010.

Nine-Month Period Ended September 30, 2011 versus 2010

Revenues of the Company increased to $76,902 for the nine months ended September 30, 2011 from no revenue realized for the nine months ended September 30, 2010 of which 80% of these revenues came from two customers. Cost of goods sold was $41,768 for the first nine months of 2011 compared to no cost of goods sold for the same nine month period of 2010. Cost of goods sold as a percentage of sales was 54% for the first nine months of 2011.

Operating expenses substantially decreased to $37,321 for the nine months ended September 30, 2011 from $240,353 for the same period in 2010. The decrease was due primarily to the substantial decreased expenses relating to research and development. No research and development costs were expensed during the first nine months of 2011 compared to $228,767 expensed for R&D during the first nine months of 2010. The sharply reduced expenditures for research and development is due to the closure of the Company’s R&D facility in Seoul, South Korea in December 2010. Most of the operating expenses incurred in the first nine months of 2011 and $11,319 incurred in the first nine months of 2010 relate to marketing and travel expenses of the Company’s CEO. No professional and consulting fees were paid during the first nine months of 2011 or 2010 due to the Company’s financial position. Interest expense increased from $6,000 for the first nine months of 2010 to $9,457 for the same period of 2011 reflecting the increased cost of borrowed funds. The Company recorded net loss of $11,644 for the nine months ended September 30, 2011 compared to a net loss of $245,949 recorded for the same period of 2010 primarily due to the increased sales and reduced operating expenses in 2011.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2011, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC’s Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2011, 2-Track had an accumulated deficit of $5,554,097.  At September 30, 2011, 2-Track had cash and cash equivalents of $2,042 and a working capital deficit of $3,060,769.  With this deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the third quarter of 2011, 2-Track did not raise outside capital investments.

We hope to secure a minimum of $2 million in additional working capital during fiscal year 2011 to fund our business development and growth and as of September 30, 2011 we had borrowed $1,800,040 and had payables of $1,266,356.  It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to our limited cash flow and small operating income, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding options in order to fund our current operations. If these sources of capital were unwilling or unable to provide additional working capital to us, we would probably not be able to sustain our full range of operations and could jeopardize our ability to continue operations.  There is no written agreement or contractual obligation which would require our past funding sources to fund our future operations up to certain amounts or indeed continue to finance our operations at all.  Although we believe that current and/or future investors will continue to fund our expenses, there is no assurance that such investors will continue to fund our ongoing operations or the terms upon which such investments will be made.

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

2-Track has adopted the fair value based method of accounting prescribed in Accounting Standards Codification (“CAS”) 718, “Compensation – Stock Compensation” for its employee stock option plans.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management’s Quarterly Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for 2-Track Global in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management periodically assesses the effectiveness of 2-Track's internal control over financial reporting. Based on this assessment, including testing, our management determined that as of the quarter ended September 30, 2011 our internal controls over financial reporting were not effective in timely alerting management to material information relating to 2-Track that is required to be included in its periodic SEC reports and to ensure that information required to be disclosed in its periodic SEC reports is accumulated and communicated to its management, including 2-Track’s CEO/CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in 2-Track’s internal control over financial reporting. Management identified the following continuing material weaknesses in 2-Track’s financial reporting for its 2011 operations:

1.	Deficiencies in segregation of duties. The Company lacked adequate segregation of duties in our financial reporting process, as we have only one officer currently serving in all officer positions who is not a certified public accountant, yet is responsible for performing substantially all internal accounting and financial reporting functions as CFO.
2.	2-Track Global utilizes an outside, part-time bookkeeper to prepare its financial statements which sometimes results in delayed financial reports and often significant revisions by 2-Track’s accounting firm to bring such financial reports up to SEC standards.
3.	Deficiencies in 2-Track’s written financial reporting procedures. We have insufficient written policies and procedures in place for accounting and financial reporting which resulted in inconsistent preparation and review of account reconciliations and analyses on a timely basis.
4.	2-Track does not have an Audit Committee which would normally independently monitor and review 2-Track’s financial reporting process.

The above material weaknesses, along with a lack adequate cash flow, has resulted in 2-Track’s inability to record, process, summarize and file business and financial information within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

To address and remediate these material weaknesses discussed above, we will strive to implement the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties and part time bookkeeper, we intend to raise sufficient funds during the current (2012) fiscal year to hire an additional experienced accounting person to better monitor, maintain and assist in our internal accounting and financial reporting functions and increase the frequency of reconciliation of significant accounts and generation of financial reports. If financially possible, such person would serve as 2-Track’s CFO.

For the material weakness concerning deficiencies in the financial reporting process, we will strive to but have not yet developed and implemented sufficient written policies and procedures to better insure timely decisions can be made regarding required disclosures.

For the material weakness concerning our Audit Committee, we will attempt to recruit additional independent members of our Board of Directors who could serve on the Audit Committee to carry out its financial review functions and interact with 2-Track’s independent public accounting firm more effectively and timely. We expect these remedial actions to be pursued and, if financially feasible, implemented during the current fiscal year to allow our controls and procedures over financial reporting to be effective by the end of our current (2012) fiscal year.

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 accurately present our financial condition, results of operations and cash flows in all material respects.

This quarterly report does not include an attestation report of 2-Track’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by 2-Track’s registered public accounting firm pursuant to temporary rules of the SEC that permit 2-Track to provide only management’s report in this annual report.

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

We have only recently recorded net income from operations having incurred operating losses from our business for several prior years. As a result of the historical losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a “going concern” explanation. In the independent accounting firm’s opinion, our limited operating history and accumulated net deficit as of December 31, 2010, raise substantial doubt about our ability to continue as a going concern.

The success of our technology based business will depend on several factors including:

•	Our ability to maintain competitive prices which provide desired profit margins and expanding our product line;

•	Our success in further developing our Condor product lines for US and other markets as well as commercial industry;

•	Our ability to increase consumer awareness of our products and services;

•	Our ability to provide comprehensive solutions which satisfy current and future anti-terrorism government regulation applicable to national and international commerce.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended September 30, 2011, 2-Track did not issue any unregistered shares of common stock.

ITEM 5.	OTHER INFORMATION

On June 15, 2011 the Board approved and on July 13, 2011 shareholders owning a majority of 2-Track’s outstanding common stock approved, (i) a 1-for-70 reverse stock split; (ii) certain amendments to 2-Track’s Articles of Incorporation; and (iii) a long term incentive compensation plan. An Information Statement was mailed to all shareholders on September 6, 2011. Subsequent to the end of the quarter, on October 14, 2011, 2-Track’s outstanding common stock was subject to a 1-for-70 reverse stock split reducing the outstanding shares of common stock from 61,177,850 shares to approximately 873,970 shares. The authorized shares of common stock remained unchanged at 75,000,000 shares.

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

Dated: August 29, 2012	2-TRACK GLOBAL, INC.

/s/ Woosun Jung
Woosun Jung
Chief Executive Officer
Dated: August 29, 2012
/s/ Woosun Jung
Woosun Jung
Chief Financial Officer

