Form 10-K
period 2011-12-31
2-Track Global, Inc.
filed 2012-08-30
CIK 1174290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2011	333-89208

2-TRACK GLOBAL, INC.

Nevada	41-2036671
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:

716 Newman Springs Road, Suite 307

Lincroft, New Jersey 07738

Issuer’s telephone number: (646) 450-6260

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

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such common equity was approximately $104,533 based upon the average price of $0.158/share.

As of August 29, 2012, the Registrant had outstanding 874,500 shares of common stock.

Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company’s previously filed Form 8-K’s, Form 10-Q and Form 10-K.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

2-Track Global, Inc. (referred to as “2-Track,” the “Company” or “we” or “our”) is a Nevada corporation which was originally incorporated in the state of Nevada on March 12, 2002. Upon the liquidation of 2-Track Limited in early 2009, our primary business operations are now conducted through 2-Track USA, Inc., a New York corporation. During 2011 the Company’s business focus was on technologies for the tracking, monitoring and security of remote assets from any point in the world, whether static (such as pipelines or wells) or mobile (such as vehicles, vessels and containers).

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

A significant value added reseller (VAR) of the Condor FMS software, TrakTag (Nigeria), has been appointed in Lagos, Nigeria and to date has sold 6 copies of the Condor FMS software which are in operation. This represents worldwide sales of the Condor FMS software. Following successful launch with ALC (Abuja Leasing Company), we now have Bayelsa Government, Cross River Government, and Skye Bank as our clients in Nigeria. We launched our own hardware in the first quarter of 2007 and since then our units have been sold all around the world. We have also launched demonstration internet based solutions to many potential customers in the USA however no sales were recorded in the US during 2010. In January 2008, we launched our own ASP services to support the Condor FMS and in 2009 we added new hardware to support the Condor FMS. In 2011 we made enhancements to the ASP service to better support our customers.

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

In 2010 we began discussions with an auto manufacturer. While talks are continuing we are hopeful that this can turn into a significant business to increase sales volumes.

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

At the end of 2010, management determined that the iTrac 2 devices, iTrac 3 devices, (which were specially designed for certain customers) were not likely to be sold to any other customers due to being obsolete. Accordingly, these products were discontinued and existing inventory written-off in 2010 and 2011.

mTrac was launched in the first quarter of 2007. During 2011 we sold 465 units of 2-Track’s personal and vehicle tracking devices.

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

Future Business Development

The primary business development targets for 2012 continue to be focused on expansion of distributor networks. Also, 2-Track will continue its focus on the Personal Tracking System Development. First products will be BlackBerry Based Tracking System, Android Phone Based Tracking System, and Iphone based Tracking System.

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

In early 2011 we commenced using 2 Track Solutions LLC, a New Jersey limited liability company, as the US distributor of our products. 2 Track Solutions is independently owned and operated.

Customers

Where we had experienced a high concentration of sales with three major customers in the international market through 2009. Since 2009 our marketing strategies have sought to diversify our sales to many customers in the retail and wholesale areas selling products to several resellers who in turn sell to their customers. While we had no sales during 2010, one customer accounted for 52% of our sales during 2011.

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

Research and Development Expenditures

During fiscal years 2011, 2-Track USA spent no funds on product research and development compared to $248,800 of research and development expenditures in 2010. Most of the 2010 research and development costs were incurred to develop FMS related products at the Seoul, Korea R&D facility which closed in December, 2010. Due to financial constraints, no product research and development could be funded during 2011.

Employees

During 2011, we had one full-time employee. We are also leveraging technical and sales contractors in select markets where opportunities arise.

ITEM 1A.	RISK FACTORS

We have incurred operating losses since inception. As a result of the historic losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

The audit report of our independent accounting firm includes a “going concern” explanation. In the independent accounting firm’s opinion, our limited operating history and accumulated net deficit as of December 31, 2011, raise substantial doubt about our ability to continue as a going concern.

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

In early 2011 we relocated our US corporate office from New York to Lincroft, New Jersey. The NY office was subleased from the current lessor without rental payment. The New Jersey office is also used on a rent free basis and is located at 716 Newman Springs Road, Suite 307 in Lincroft NJ.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any business related litigation which we believe would have a material adverse effect on us.

Subsequent to the fiscal year end, on March 29, 2012 the SEC initiated an Administrative Proceeding against six companies including 2-Track, seeking to deregister each company’s class of stock registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”) due to the number of delinquent reports not filed by each company. After two Prehearing Conferences with the SEC, the second being held on July 16, 2012 at which time 2-Track was unable to bring all of its 1934 Act reports current, the SEC issued an Initial Decision dated July 24, 2012 revoking 2-Track’s common stock registration under Section 12 of the 1934 Act. The Initial Decision is expected to become final on August 15, 2012.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “TOTG” until May 18, 2010 at which time our common stock was delisted from the OTCBB due our delinquent filings under the Securities Act of 1934. After May 18, 2010 our common stock has traded in the “Pink Sheet” Market. The following chart sets forth the known high and low price on a bid basis for our stock for each quarter during the last two fiscal years. The prices listed through the First Quarter of 2010 were based on OTCBB quotations while prices quoted after the First Quarter of 2010 were based on Pink Sheet quotations. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Share prices do not reflect a 1-for-70 reverse stock split which occurred in October, 2011 except for the Fourth Quarter of 2011.

Year Ended December 31, 2011	Low	High
Fourth Quarter **	$0.01	$0.13
Third Quarter	0.0021	0.0024
Second Quarter	0.0016	0.008
First Quarter	0.0017	0.005

Year Ended December 31, 2010	Low	High
Fourth Quarter	$0.0012	$0.004
Third Quarter	0.001	0.003
Second Quarter	0.001	0.0017
First Quarter*	0.0018	0.008

Footnote * denotes quotes taken from the OTCBB Market

Footnote ** reflects the 1-for-70 reverse stock which occurred on October 14, 2011

Subsequent to the 2011 year end, as a result of an Administrative Proceeding brought by the US Securities and Exchange Commission on March 29, 2012 seeking to revoke the registration of 2-Track’s common stock under Section 12 of the 1934 Act, on March 29, 2012 trading of 2-Track’s common stock on the OTC-Link Pink Sheets was suspended. Consequently, unless and until 2-Track submits a new Form 211 to re-establish its trading on the OTC-Link or OTCBB, there is no current publicly traded market for 2-Track’s common stock.

As of December 31, 2011, there were approximately 300 holders of record of our Common Stock. This amount does not include shares held in street name.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, 2-Track did not issue any equity securities pursuant to exemption from registration under the Securities Act of 1933 (the “Securities Act”).

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2011 Financial Statements included in this Form 10-K.

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

Plan of Operation for the Next Twelve Months

Our plan of operation during 2012 is set forth below.

Our budget for fiscal 2012 is predicated on an aggregate cash requirement of $500,000, of which $100,000 is anticipated from operational revenues, with the balance of $400,000 is expected to be met from financing activities.

The majority of our operating costs are short-term in nature and can be reduced substantially in the event that the business falls behind in either its core research and development program, or underperforms in its sales and marketing activities or finance raising.

As a minimum we need to raise $500,000 during fiscal 2012 from debt/equity finance activities. If however such expectations are not met then in these circumstances our expenditures or payments for liabilities will be curtailed significantly.

Technical Roll-Out

Barring unexpected occurrences, management anticipates the following schedule of roll-outs for its family of products during 2012:

Condor FMS	-	BB Tracking
Condor FMS	-	Calamp Integration
Condor FMS	-	Android Tracking

Business Development

The primary business development targets for 2012 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution, the iTrac personal tracking system and the Starfish vessel fleet management solution. Condor, which currently sells in the UK and Africa in a GPRS format, will be expended through the addition of LEO + GPRS as well as higher spec hardware for the US market during the summer of 2009.

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

Results of Operations

Operating Results for the Fiscal Year Ended December 31, 2010 and 2011.

Fiscal year 2011 as used in this section refers to the 12 month period ended December 31, 2011.

We had revenues of $76,902 for fiscal year 2011 compared to no revenues for the year ended December 31, 2010. While we were aggressively marketing our various products, we consummated sales during 2011 primarily to new customers in Nigeria and India.

Cost of sales increased from zero in 2010 to $41,769 in 2011 due primarily to the increase in sales during 2011. Despite the limited sales in 2011, we had gross profits of $31,623 for 2011 compared to loss of $(35,050) in 2010. The loss in 2010 was due to a lack of sales revenue and a $35,050 write-down in our inventory.

Operating expenses continued to decrease from $289,991 in 2010 to $49,658 in 2011 indicative of 2-Track’s cost-cutting measures primarily in the expenditures for research and development.

Operating Expenses included the following:

o	Selling, general and administrative expenses increased to $49,536 for fiscal year 2011 as compared to $29,600 for the same period a year earlier. Most of these operating expenses represent travel expenses related to marketing our products in several countries during fiscal year 2011and 2010.
o	Due primarily to the closure of 2-Track’s R&D facility in Seoul, South Korea in late 2010, research and development expenses were eliminated for fiscal year 2011 compared to $248,800 of R&D expenses in 2010. R&D for 2010 was focused on software and enhancements related to FMS and Starfish products.
o	2-Track reported a $11,235 charge in 2010 for abandoned property and equipment relating to closing down its R&D facility in Seoul, South Korea.
o	2-Track incurred no professional fees or consulting expenses for fiscal year 2011 reflecting 2-Track’s cost-cutting efforts during 2011.

We had a net loss of $30,645 for fiscal year 2011, or $0.04 per share, compared to a net loss of $332,590 for 2010, or $ 0.41 loss per share. The decrease in net loss in 2011 was primarily due to increased sales revenue and the elimination of research and development expenses in 2011.

No provision was made for income taxes for the years ended December 31, 2011 and 2010.

Liquidity and Capital Resources

2-Track has historically incurred operating losses which has resulted in an accumulated stockholders’ deficiency of $3,075,214 as of the end of fiscal year 2011. At December 31, 2011, we had cash of only $170 and a negative net working capital of $3,077,532. Since the inception of its business in March 2002, 2-Track has been dependent on borrowed or invested funds in order to finance its ongoing operations.

Capital Financing

During 2011 we did raise any outside capital.

During 2010 we raised $228,672 in loans to 2-Track from an outside lender. The terms of the loan are 2% annual interest rate and is payable on demand.

During 2010 we issued 71,429 shares (5,000,000 pre-split) of restricted common stock valued at $10,000 to a financial consulting firm in payment for consulting services relating to investor relations and fund raising efforts.

We anticipate requiring a minimum of $500,000 in additional working capital during the current year to fund our business development and growth. It is our intention to pursue equity and debt-based funding strategies through the issue of additional stock and/or long-term borrowing commensurate with a responsible level of debt service commitments.

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

I have audited the accompanying consolidated balance sheets of 2-Track Global, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 2-Track Global, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
August 29, 2012

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$170	$58
Prepaid expenses	75	75
Total Current Assets	245	133

Property and equipment, net of accumulated depreciation	2,318	-
Total Assets	$2,563	$133

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,277,735	$1,266,926
Amounts due to related parties and former directors	1,394,237	1,390,435
Loans payable	405,805	405,805
Total Current Liabilities	3,077,777	3,063,166

Stockholders' Deficiency
Preferred stock, par value $0.001 per share; authorized 5,000,000 shares, none issued	-	-
Common stock, par value $0.001 per share; authorized 75,000,000 shares, issued and outstanding 874,500 and 873,970 shares, respectively	874	874
Additional paid-in capital	2,480,312	2,461,848
Accumulated deficit	(5,573,098)	(5,542,453)
Accumulated other comprehensive income	16,698	16,698
Total Stockholders' Deficiency	(3,075,214)	(3,063,033)
Total Liabilities & Stockholders' Deficiency	$2,563	$133

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	Year Ended December 31,
	2011	2010

Net sales	$76,902	$-

Cost of sales:
Cost of goods sold	41,769	-
Impairment of inventories	3,510	35,050
Total cost of sales	45,279	35,050
Gross profit (loss)	31,623	(35,050)

Operating expenses:
Selling, general and administrative	49,536	29,600
Research and development	-	248,800
Depreciation of property and equipment	122	356
Abandonment of property and equipment	-	11,235
Total operating expenses	49,658	289,991
Loss from operations	(18,035)	(325,041)
Other income (expenses)
Interest income	-	451
Interest expense	(12,610)	(8,000)
Loss before income taxes	(30,645)	(332,590)
Income taxes	-	-
Net loss	$(30,645)	$(332,590)

Net loss per share - basic and diluted	$(0.04)	$(0.41)

Weighted average number of common shares used to compute net loss per share-basic and diluted	874,500	818,392

Comprehensive Loss
Net loss	$(30,645)	$(332,590)
Foreign currency translation adjustment	-	(5,819)
Compensive loss	$(30,645)	$(338,409)

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficiency

For the Years Ended December 31, 2011 and 2010

(Expressed in US Dollars)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficiency
Balance, December 31, 2009	802,541	$803	$2,443,455	$(5,209,863)	$22,517	$(2,743,088)
Issuance of common stock for services	71,429	71	9,929	-	-	10,000
Stock options expense	-	-	8,464	-	-	8,464
Net loss	-	-	-	(332,590)	-	(332,590)
Foreign currency translation adjustment	-	-	-	-	(5,819)	(5,819)
Balance, Dedember 31, 2010	873,970	874	2,461,848	(5,542,453)	16,698	(3,063,033)
Issuance of rounded up fractional shares in connection with October 14, 2011 reverse stock split	530	-	-	-	-	-
Stock options expense	-	-	8,464	-	-	8,464
June 2011 payment of prior year accrued audit fees by Company stockholders on behalf of Company, pursuant to Escrow Agreement executed for contemplated sale of their common stock	-	-	10,000	-	-	10,000
Net loss	-	-	-	(30,645)	-	(30,645)
Balance, Dedember 31, 2011	874,500	$874	$2,480,312	$(5,573,098)	$16,698	$(3,075,214)

See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended December 31,
Cash Flows from Operating Activities:	2011	2010

Net loss	$(30,645)	$(332,590)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	122	357
Abandonment of property and equipment	-	11,235
Stock-based compensation	8,464	18,464
Changes in operating assets and liabilities
Accounts receivable	-	7,648
Prepaid expenses	-	1,797
Security deposits	-	7,252
Inventories	-	35,050
Accounts payable and accrued expenses payable	20,809	(13,178)
Net cash used in operating activities	(1,250)	(263,965)

Cash Flows from Investing Activities:

Property and equipment additions	(2,440)	-
Net cash used in investing activities	(2,440)	-

Cash Flows from Financing Activities:

Proceeds from loans payable	-	228,672
Increase in amounts due to related parties and former directors	3,802	35,138
Net cash provided by financing activities	3,802	263,810
Decrease in cash and cash equivalents	112	(155)

Cash and cash equivalents, beginning of year	58	213
Cash and cash equivalents, end of year	$170	$58

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Schedule of noncash financing activities:
Satisfaction of accounts payable and accrued exepnses payable by the brother of the Company’s Chief Executive Officer on behalf of the Company	$-	$283,558
June 2011 payment of prior year accrued audit fees by Company stockholders on behalf of Company, pursuant to Escrow Agreement executed for contemplated sale of their common stock	$10,000	$-
Seizure of Korean Office security deposit account by governmental authority to pay Company delinquent withholding taxes	$-	$11,990

 See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,573,098 since inception and has a working capital deficiency of $ (3,077,532) as at December 31, 2011. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2011 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income (loss).

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at year-end exchange rates ($1.5686 and $ 1.5468 at December 31, 2011 and 2010, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.6040 and $1.5458 for the years ended December 31, 2011 and 2010, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

Note 3. INVENTORIES

Inventories consist of:

	December 31,
	2011	2010
Triple combination cards	$-	$-
eUnit tags	-	-
iTrac 2 devices	3,510	13,200
iTrac 3 devices	-	16,400
Other	-	5,450
Subtotal	3,510	35,050
Less impairment allowances	(3,510)	(35,050)
Net	$-	$-

Effective December 31, 2010, management determined that iTrac 2 devices, iTrac 3devices, and other inventory (which were specially designed for certain customers) were not likely to be available for sale to any other customers due to obsolescence. Accordingly, a $35,050 impairment charge was recorded (increasing cost of sales and decreasing inventories) in the year ended December 31, 2010.

Effective December 31, 2011, management determined that iTrac 2 devices were not likely to be available for sale to any other customers due to internal batteries being fully drained. Accordingly, a $3,510 impairment charge was recorded (increasing cost of sales and decreasing inventories) in the year ended December 31, 2011.

Note 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	December 31,
	2011	2010
Furniture, Fixtures and Equipment	$2,440	$38,184
Accumulated depreciation	(122)	(26,949)
Subtotal	2,318	11,235
Less abandonment in February 2010	-	(11,235)
Net	$2,318	$-

In February 2010, the Company closed its New Jersey Office due to the lease expiration and abandoned all property and equipment at the location. Accordingly, a $11,235 abandonment charge was recorded to write-off the remaining undepreciated property and equipment.

Note 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	December 31,
	2011	2010
Vendors and service providers:
2-Track Global, Inc.	$80,209	$82,010
2-Track U.S.A., Inc. Korea office (including Korea tax withheld of $59,703 and $59,703, respectively)	59,703	59,703
2-Track U.S.A., Inc. other	795,616	795,616
2-Track Limited	302,447	302,447
Accrued interest payable	39,760	27,150
Total	$1,277,735	$1,266,926

The Company believes that the liabilities relating to 2-Track Limited were effectively discharged as a result of its liquidation on February 17, 2009. As statutory time periods for objections run, the Company will reduce the respective liabilities and recognize other income.

Note 6. RELATED PARTY TRANSACTIONS

Amounts due to Related Parties

Amounts due to related parties consist of:

	December 31,
	2011	2010
Unpaid compensation:
Chief executive officer	$78,384	$78,384
Consultant and former director	440,000	440,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	295,811	292,009
Consultant and former director	1,206	1,206
Former director	5,089	5,089
Brother of chief executive officer	561,747	561,747
Total	$1,394,237	$1,390,435

Other Transactions

Total compensation costs incurred to the Chief Executive Officer and his brother included in research and development expenses in the Statement of Operations for the years ended December 31, 2011 and 2010 were $0 and $141,323, respectively.

In June 2011, pursuant to a contemplated sale of 31,349,277 pre-split shares of common stock by 10 stockholders of the company’s common stock, $100,000 was deposited into escrow along with the shares being sold pursuant to an Escrow Agreement. The Escrow Agreement provided that $25,000 of the $100,000 escrowed for distribution to the stockholders on the sale was to be held for payment of the Company’s independent registered public accounting firm. While the stock sale transaction contemplated was never completed, $10,000 was disbursed from the escrow account on June 29, 2011, resulting in a reduction of previously accrued audit fees at that date and an increase in Company additional paid in capital at that date (since the stockholders paid the $10,000 in audit fees on behalf of the Company).

Note 7. LOANS PAYABLE

Loans payable consist of:

	December 31,
	2011	2010
Due Octagon Investments, S.A., interest at 5%, due on demand, convertible into shares of common stock at a price of $0.39 per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due to Company’s former technical director, interest at 0%, due on demand	46,000	46,000
Advance payable to service provider, interest at 0%, due on demand	1,083	1,083
Due to an unrelated party, interest at 2%, due on demand	230,722	230,722
Total	$405,805	$405,805

Note 8. INCOME TAXES

No provision for income taxes was recorded in the years ended December 31, 2011 and 2010 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of December 31, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2011 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 10. COMMON STOCK

Common Stock

On October 11, 2010, the Company issued 71,429 (5,000,000 pre-split) shares of its common stock to Curing Capital Inc. for investor relations services rendered. Accordingly, $10,000 service compensation has been recorded in the Selling, General and Administrative expenses in the year ended December 31, 2010. The value of the $10,000 is based on 71,429 post-split shares of common stock at October 11, 2010 adjusted closing trading price of $0.14 per share.

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

Stock option transactions under the 2006 Plans for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31,
	2011	2010
Options outstanding, beginning of year	4,286	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	(3,557)	-
Options outstanding, end of year	729	4,286
Options exercisable, end of year	729	2,244

The exercise price of the remaining 729 (51,000 pre-split) outstanding options at December 31, 2011, which expire March 24, 2014, is $14.70 per share ($0.21 pre-split per share). The aggregate intrinsic value of the outstanding options at December 31, 2011 and 2010 is $0 and $0, respectively.

For the years ended December 31, 2011 and 2010, stock options expense charged to operations was $8,464 and $8,464, respectively. At December 31, 2011, the unrecognized compensation expense was $497.

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

Rent expense for the years ended December 31, 2011 and 2010 was $0 and $19,451, respectively.

Note 12. BUSINESS CONCENTRATIONS

One customer (NDPHC) accounted for 52% of consolidated net sales in the year ended December 31, 2011. Another customer accounted for 28% of consolidated net sales in the year ended December 31, 2011.

The Company had no sales in 2010.

In the year ended December 31, 2011, the Company purchased over 90% of its inventory from 2-Track Solutions, a New Jersey company controlled by the Company’s technical director.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.(T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are intended to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management periodically assesses the effectiveness of 2-Track's internal control over financial reporting. Based on this assessment, including testing, our management determined that as of the year ended December 31, 2011 our internal controls over financial reporting were not effective in timely alerting management to material information relating to 2-Track that is required to be included in its periodic SEC reports and to ensure that information required to be disclosed in its periodic SEC reports is accumulated and communicated to its management, including 2-Track’s CEO/CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in 2-Track’s internal control over financial reporting.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 accurately present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On October 13, 2011, 2-Track amended its Articles of Incorporation to authorize 5,000,000 shares of Preferred Stock, par value $0.001 per share. The Preferred Stock is issuable in one or more series with designations of each such series of Preferred Stock as to their rights, voting powers, preferences, privileges, limitations, dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, and liquidation preferences.

Effective October 14, 2011, 2-Track effected a 1-for-70 reverse stock split which reduced the number of issued and outstanding shares of 2-Track common stock from 61,177,850 shares to 874,500 shares. The consolidated financial statements have been adjusted to reflect this reverse stock split.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of 2-Track together with the principal positions and offices with 2-Track held by each:

Name of Person	Age	Position and Office Presently Held With 2- Track	Director Since

Woo Sun Mike Jung	44	Chief Executive Officer, Chairman, President and Chief Financial Officer	11/30/04

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

Board Meetings and Actions

The Board of Directors of the Company held no meetings and acted by written consent on three occasions during the year ended December 31, 2011. The sole director during the year 2011 participated in 100% of meetings of the Board held or action by written consent taken during the year 2011.

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

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. We will provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request by e-mail at “www.2-TrackGlobal.com” or in writing by mail to: 2-Track Global, Inc., 716 Newman Springs Road, Suite 307, Lincroft, NJ 07738, Attn: Corporate Secretary

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation of 2-Track’s Principal Executive Officer during the last two most recently complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mike Jung (CEO)	2011	0	(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	106,669	(2)	-0-	-0-	-0-	-0-	-0-	-0-	106,669

(1)	While Mr. Jung was paid no salary during 2011 however he was repaid $8,188 of previous advances made to 2-Track.
(2)	Amount included compensation paid by 2-Track USA (a wholly-owned subsidiary).

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

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

(*) Amounts adjusted to reflect October 14, 2011 1-for-70 reverse stock split.

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

Base salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salary, and other components of compensation, may be evaluated by our Board of Directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry. In light of the level of the Company’s performance during fiscal year 2010, 2-Track’s President was not expected to be paid any compensation during 2011 compared to $141,323 earned in 2010 and $120,000 base salary in 2009. Due to the current financial position of the Company any compensation to be paid to the Company’s sole executive officer during fiscal year 2012, will depend on 2-Track’s performance and cash flow during 2012.

Equity Awards

Our stock option award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of shares or stock options issued from the 2-Track 2006 Employee Stock Incentive Plan. We believe that equity grants in the form of stock or options provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. Due to the performance of 2-Track during 2011 no stock or stock options were granted to any officer of 2-Track during fiscal year 2011.

Cash Bonuses

Our Board of Directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures (revenues and profits) will be given the greatest weight in this bonus analysis. We have not yet granted any cash bonuses to any named executive officer nor have we yet developed any specific individual objectives while we wait to attain revenue and profitability levels sufficient to undertake any such bonuses. No bonuses were granted during fiscal year 2011.

Benefits and Other Compensation

Our named executive officers are permitted to participate in such health care, disability insurance, retirement and other employee benefit plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans. As of the end of fiscal year 2011, we have not implemented any such employee benefit plans.

Compensation of Directors

We currently have a policy of paying $1,000 - $3,000 per month to our non-employee directors as compensation for their services as members of the Board of Directors. Since we have not had non-employee directors during the last three fiscal years, no director payments have been made.

Effective January 31, 2006, we adopted the 2-Track Global, Inc.’s 2006 Non-Employee Directors and Consultants Retainer Stock Incentive Plan. This Plan will allow us to grant stock or options as compensation to non-employee directors and consultants. The Plan is authorized to grant stock or options of up to 42,858 (3,000,000 pre-split) shares. Options to purchase 2,829 (198,000 pre-split) shares of 2-Track common stock were granted under this Plan during 2006. During 2007 Mr. Snortheim was granted 7,143 (500,000 pre-split) shares of common stock under this Non-Employee Director Plan upon his appointment to the Board of Directors. These shares vested in January, 2008 upon the first anniversary date from the date of issuance. No shares or options were granted from this Plan during 2011.

DIRECTOR COMPENSATION DURING 2011
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

Monthly Payment

At the present time we offer a monthly stipend of between $1,000 and $3,000 for services rendered by each non-employee member of the Board. The precise amount is determined by the Board based on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the length of service of the member, Company’s financial position and such other factors as deemed relevant to such member’s participation on the Board. Due to the absence of non-employee Board members during 2011, the Company did not pay any monthly stipend payment during 2011.

Equity Awards

Our stock and stock option award program is the primary vehicle for offering long-term compensation to Board members. Our current policy is to grant an initial stock award of 500,000 shares to each non-employee director upon joining the Board. The shares typically vest over a one-year period. We may grant additional shares of stock or options to non-employee Board members depending on various factors including the level of Board activity, the level of experience and recognition each member brings to the Board, the overall performance of the Company, and such other factors as deemed relevant to such member’s participation on the Board. Due to the absence of non-employee Board members during fiscal year 2011, no additional stocks or stock options were awarded in 2011.

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

The following table sets forth the number of shares of 2-Track’s Common Stock beneficially owned as of December 31, 2011 by, (i) each executive officer and director of 2-Track; (ii) all executive officers and directors of 2-Track as a group; and (iii) owners of more than 5% of 2-Track’s Common Stock.

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Position	Amount and Nature of Beneficial Ownership		Percent

Common Stock	Mike Jung	Chairman, President and CFO	213,627	(1)	24.4%

	All officers and directors as a group (1 individual)		213,627		24.4%

	Shareholders owning 5% or more

Common Stock	Nolboo & Co. 501 Jinmi Paragon 13 Yeouido-Dong Seoul, South Korea 150-870		142,652	(2)	16.3%

(1)	Amount includes 729 (51,000 pre-split) shares issuable under stock options exercisable within 60 days of December 31, 2011. Amount adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.
(2)	Amount retroactively adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

Equity Compensation Plan Information

Information in the table below is as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(*)	(b)(*)	(c)(*)
Equity compensation plans approved by security holders	4,286	$14.70	85,715
Equity compensation plans not approved by security holders	N/A	—	—
Total	4,286	$14.70	85,715

 (*) Amounts adjusted to reflect the October 14, 2011 1-for-70 reverse stock split.

Changes of Control of Company

Subsequent to the end of the 2011 fiscal year, a Letter of Intent to Purchase Stock of 2-Track Global, Inc. was entered into on July 3, 2012 between World Capital Market (as Buyer) and eleven 2-Track stockholders (as Sellers) who together own approximately 519,281 common shares representing approximately 59% of 2-Track’s total shares outstanding. On August 12, 2012, World Capital Market (“Buyer”) and Woosun (Mike) Jung, TOTG’s chief executive officer, (“Jung”) and 10 other TOTG stockholders (“Other Sellers”, and with Jung collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”). The Agreement provides for the Sellers’ to sell a total of 519,281 shares of TOTG common stock, representing approximately 59% of the 874,500 issued and outstanding shares of TOTG common stock, to the Buyer for a total of $130,000 cash, of which a total of $45,000 is to be paid in satisfaction of accounts payable due TOTG’s law firm and independent registered public accounting firm. Closing of the Agreement is subject to satisfaction on or before August 15, 2012 (as extended to August 29, 2012) of certain conditions precedent to closing, including TOTG’s filing of certain periodic reports with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The President of 2-Track has made loans to the Company of which $8,188 was repaid during 2011 leaving a balance of $1,098,689 outstanding as of December 31, 2011. These loans bear no interest, are unsecured and due on demand.

In the year ended December 31, 2011, the Company purchased over 90% of its inventory from 2-Track Solutions LLC, a New Jersey company controlled by the Company’s technical director.

The President of 2-Track is among ten stockholders who have entered into a Letter of Intent to sell their common shares owned in 2-Track to a third party.

Director Independence

As of March 31, 2012, the sole current 2-Track Director would not be deemed “independent” under the applicable NASDAQ definition. 2-Track anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2-Track’s fiscal years ended December 31, 2010 and December 31, 2011, 2-Track agreed to pay the following aggregate fees to Michael T. Studer CPA PC (“Studer”).

Audit Fees.

The aggregate fees to be paid Studer by 2-Track for professional services rendered for the audit of 2-Track’s financial statements for the last two fiscal years and for reviews of the financial statements were $10,000 for the fiscal year 2010 and $12,500 for the fiscal year 2011.

Audit Related Fees

None

Tax Fees

None

All Other Fees.

None

All of the services performed by Studer during 2011 were pre-approved by 2-Track’s Board of Directors.

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

Signature	Title	Date

/s/ Woosun Jung
Woosun Jung	Chairman of the Board, Chief	August 29, 2012
Executive Officer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

