Form 10-Q
period 2012-03-31
2-Track Global, Inc.
filed 2012-08-30
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Three months ended March 31, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three months ended March 31, 2012 and 2011 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$244	$170
Prepaid expenses	75	75
Total Current Assets	319	245

Property and equipment, net of accumulated depreciation	2,196	2,318
Total Assets	$2,515	$2,563

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,281,095	$1,277,735
Amounts due to related parties and former directors	1,394,237	1,394,237
Loans payable	405,805	405,805
Total Current Liabilities	3,081,137	3,077,777

Stockholders' Deficiency
Preferred stock, par value $0.001 per share; authorized 5,000,000 shares, none issued	-	-
Common stock, par value $0.001 per share; authorized 75,000,000 shares, issued and outstanding 874,500 and 874,500 shares, respectively	874	874
Additional paid-in capital	2,480,809	2,480,312
Accumulated deficit	(5,577,003)	(5,573,098)
Accumulated other comprehensive income	16,698	16,698
Total Stockholders' Deficiency	(3,078,622)	(3,075,214)
Total Liabilities & Stockholders' Deficiency	$2,515	$2,563

 See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

(Unaudited)

	Three Months ended March 31,
	2012	2011

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	630	2,240
Depreciation of property and equipment	122	-
Total operating expenses	752	2,240
Loss from operations	(752)	(2,240)
Other income (expenses)
Interest income	-	-
Interest expense	(3,153)	(3,153)
Loss before income taxes	(3,905)	(5,393)
Income taxes	-	-
Net loss	$(3,905)	$(5,393)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares used to compute net loss per share-basic and diluted	874,500	873,970

Comprehensive Income Loss
Net loss	$(3,905)	$(5,393)
Foreign currency translation adjustment	-	-
Comprehensive loss	$(3,905)	$(5,393)

 See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Three Months ended
	March 31,	March 31,
Cash Flows from Operating Activities:	2012	2011

Net loss	$(3,905)	$(5,393)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation of property and equipment	122	-
Stock-based compensation	497	2,240
Changes in operating assets and liabilities
Accounts payable and accrued expenses payable	3,360	3,153
Net cash provided by operating activities	74	-

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase in cash and cash equivalents	74	-

Cash and cash equivalents, beginning of the period	170	58
Cash and cash equivalents, end of the period	$244	$58

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,577,003 since inception and has a working capital deficiency of $ (3,080,818) as at March 31, 2012. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2011 as included in our report on Form 10-K.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income (loss).

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at period-end exchange rates ($ 1.6013 and $1.5686 at March 31, 2012 and December 31, 2011, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.5714 and $1.6020 for the three months ended March 31, 2012 and 2011, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

Note 3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	March 31, 2012	December 31, 2011
Furniture, Fixtures and Equipment	$2,440	$2,440
Accumulated depreciation	(244)	(122)
Net	$2,196	$2,318

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	March 31, 2012	December 31, 2011
Vendors and service providers:
2-Track Global, Inc.	$80,209	$80,209
2-Track U.S.A., Inc. Korea office (including Korea tax withheld of $59,703 and $59,703, respectively)	59,703	59,703
2-Track U.S.A., Inc. other	798,976	795,616
2-Track Limited	302,447	302,447
Accrued interest payable	39,760	39,760
Total	$1,281,095	$1,277,735

The Company believes that the liabilities relating to 2-Track Limited were effectively discharged as a result of its liquidation on February 17, 2009. As statutory time periods for objections run, the Company will reduce the respective liabilities and recognize other income.

Note 5. AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of:

	March 31, 2012	December 31, 2011
Unpaid compensation:
Chief executive officer	$78,384	$78,384
Consultant and former director	440,000	440,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	295,811	295,811
Consultant and former director	1,206	1,206
Former director	5,089	5,089
Brother of chief executive officer	561,747	561,747
Total	$1,394,237	$1,394,237

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

Note 6. LOANS PAYABLE

Loans payable consist of:

	March 31, 2012	December 31, 2011
Due Octagon Investments, S.A., interest at 5%, due on demand, convertible into shares of common stock at a price of $0.39 per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due to Company’s former technical director, interest at 0%, due on demand	46,000	46,000
Advance payable to service provider, interest at 0%, due on demand	1,083	1,083
Due to an unrelated party, interest at 2%, due on demand	230,722	230,722
Total	$405,805	$405,805

Note 7. INCOME TAXES

No provision for income taxes was recorded in the three months ended March 31, 2012 and 2011 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of March 31, 2012 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2033.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2012 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

Note 9. COMMON STOCK

Common Stock

On October 11, 2010, the Company issued 71,429 (5,000,000 pre-split) shares of its common stock to Curing Capital Inc. for investor relations services rendered. Accordingly, $10,000 of service compensation has been recorded in the Selling, General and Administrative expenses in the year ended December 31, 2010. The value of the $10,000 is based on 71,429 post-split shares of common stock at the October 11, 2010 adjusted closing trading price of $0.14 per share.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements March 31, 2012

Stock option transactions under the 2006 Plans for the three months ended March 31, 2012 and for the year ended December 31, 2011 are summarized as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Options outstanding, beginning of year	729	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	-	(3,557)
Options outstanding, end of the period	729	729
Options exercisable, end of the period	729	729

The exercise price of the remaining 729 (51,000 pre-split) outstanding options at March 31, 2012, which expire March 24, 2014, is $14.70 per share ($0.21 pre-split per share). The aggregate intrinsic value of the outstanding options at March 31, 2012 and December 31, 2011 is $0 and $0, respectively.

For the three months ended March 31, 2012 and 2011, stock options expense charged to operations was $497 and $2,240, respectively. At March 31, 2012, the unrecognized compensation expense was $0.

Note 10. SUBSEQUENT EVENTS

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

Business Operations Overview

Technical Roll-Out

During the quarter ended March 31, 2012 we focused on enhancing our ASP services. In addition we added new alerting features, reports and stabilized the platform for larger scaling capability.

We are also analyzing new software as an upgrade path to be able to support new device types.

Business Development

The primary business development targets for 2012 will be the continued expansion of distributor networks and OEM partners for the Condor FMS vehicle fleet management solution. Condor, which currently sells in the UK, Africa, and the Middle East, in a GPRS format, has been expanded through the addition of LEO+GPRS as well as higher spec hardware for the US market.

Territorially 2-Track is placing a strong emphasis on developing emerging markets in Africa, the Middle East, and India markets which are characterized by a strong security need and poor wireless network infrastructure or political risk. We are also marketing higher spec products in the US.

2-Track has now started to deal with two large corporate security firms as well as expanding to the retail market. 2-Track anticipates good support within the distribution and dealership communities. In October 2009, 2 Track appointed Niscayah as its US based distributor for corporate sector in the USA. During 2011, 2-Track appointed additional distributors in USA, Asia, Middle East, and Africa including the US distributor 2-Track Solutions LLC which is independently owned and operated.

Results of Operation

Three-Month Period Ended March 31, 2012 versus 2011

During the quarter ended March 31, 2012 and 2011, we had no revenues. Cost of sales were zero for the quarters ended March 31, 2012 and 2011. The absence of cost of sales was commensurate with the lack of sales. The Company had a loss from operations of $752 the first quarter of 2012 compared to a $2,240 loss for the same quarter of 2011 reflecting a typically slow first quarter in sales revenue for 2012.

Operating expenses decreased from $2,240 for the quarter ended March 31, 2011 to $752 for the same quarter of 2012 due to reduced marketing expenses incurred by the Company’s CEO. The Company incurred no research and development expenses during the first quarter of fiscal year 2012 or 2011 due to the closure of its R&D facility in Seoul, South Korea in December 2010. No professional or consulting fees were paid for the quarters ended March 31, 2012 and 2011.

We incurred a net loss of $3,905 for the quarter ended March 31, 2012 compared to a net loss of $5,393 for the same quarter in 2011. The slightly lower loss is a result of a decrease in operating expenses during the first quarter of 2012.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2012, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC’s Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of March 31, 2012, 2-Track had an accumulated deficit of $5,577,003.  At March 31, 2012, 2-Track had cash and cash equivalents of $244 and a working capital deficit of $3,080,818.  With this operating deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the first quarter of 2012, we did not raise any outside capital investments.

We hope to secure a minimum of $500,000 in additional working capital during fiscal year 2012 to fund our business development and growth.  It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

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

Our management periodically assesses the effectiveness of 2-Track's internal control over financial reporting. Based on this assessment, including testing, our management determined that as of the quarter ended March 31, 2012 our internal controls over financial reporting were not effective in timely alerting management to material information relating to 2-Track that is required to be included in its periodic SEC reports and to ensure that information required to be disclosed in its periodic SEC reports is accumulated and communicated to its management, including 2-Track’s CEO/CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in 2-Track’s internal control over financial reporting. Management identified the following continuing material weaknesses in 2-Track’s financial reporting for its 2012 operations:

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 accurately present our financial condition, results of operations and cash flows in all material respects.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 29, 2012 the SEC initiated an Administrative Proceeding against six companies including 2-Track, seeking to deregister each company’s class of stock registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”) due to the number of delinquent reports not filed by each company. After three Prehearing Conferences with the SEC, the third being held on July 16, 2012 at which time 2-Track was unable to bring all of its 1934 Act reports current, the SEC issued an Initial Decision dated July 24, 2012 revoking 2-Track’s common stock registration under Section 12 of the 1934 Act. The Initial Decision is expected to become final on August 15, 2012.

ITEM 1A.	RISK FACTORS

Except for a modest net income in 2011, we have previously incurred operating losses in our business. As a result of the losses and negative cash flows from operations, our ability to continue operations will depend on our ability to generate increased revenues and the availability of equity/debt financing for working capital. If we are unable to generate sufficient revenues in the near future or obtain outside capital to cover operating expenses, we may be unable to establish or maintain desired levels of business operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

2-Track sold no unregistered shares of stock during the quarter ended March 31, 2012.

ITEM 5.	OTHER INFORMATION

Subsequent to the end of the first fiscal quarter of 2012, a non-binding Letter of Intent to Purchase Stock of 2-Track Global, Inc. was entered into on July 3, 2012 between World Capital Market (as Buyer) and eleven 2-Track stockholders (as Sellers) who together own approximately 519,281 common shares representing approximately 59% of 2-Track’s total shares outstanding. On August 12, 2012, World Capital Market (“Buyer”) and Woosun (Mike) Jung, TOTG’s chief executive officer, (“Jung”) and 10 other TOTG stockholders (“Other Sellers”, and with Jung collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”). The Agreement provides for the Sellers’ to sell a total of 519,281 shares of TOTG common stock, representing approximately 59% of the 874,500 issued and outstanding shares of TOTG common stock, to the Buyer for a total of $130,000 cash, of which a total of $45,000 is to be paid in satisfaction of accounts payable due TOTG’s law firm and independent registered public accounting firm. Closing of the Agreement is subject to satisfaction on or before August 15, 2012 (as extended to August 29, 2012) of certain conditions precedent to closing, including TOTG’s filing of certain periodic reports with the Securities and Exchange Commission.

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

