Form 10-Q
period 2012-06-30
2-Track Global, Inc.
filed 2012-08-30
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

The number of shares of the issuer’s common stock outstanding as of August 29, 2012 was 874,500.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six months ended June 30, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six months ended June 30, 2012 and 2011 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$294	$170
Prepaid expenses	75	75
Total Current Assets	369	245

Security deposits	-	-
Property and equipment, net of accumulated depreciation	2,074	2,318
Total Assets	$2,443	$2,563

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,279,427	$1,277,735
Amounts due to related parties and former directors	1,394,237	1,394,237
Loans payable	405,805	405,805
Total Current Liabilities	3,079,469	3,077,777

Stockholders' Deficiency
Preferred stock, par value $0.001 per share; authorized
5,000,000 shares, none issued	-	-
Common stock, par value $0.001 per share; authorized
75,000,000 shares, issued and outstanding 874,500 and
874,500 shares, respectively	874	874
Additional paid-in capital	2,485,809	2,480,312
Accumulated deficit	(5,580,407)	(5,573,098)
Accumulated other comprehensive income	16,698	16,698
Total Stockholders' Deficiency	(3,077,026)	(3,075,214)
Total Liabilities & Stockholders' Deficiency	$2,443	$2,563

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in US Dollars)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net sales	$-	$76,902	$-	$76,902
Cost of sales	-	41,768	-	41,768
Gross profit	-	35,134	-	35,134

Operating expenses:
Selling, general and administrative	129	24,713	759	27,162
Depreciation of property and equipment	122	-	244	-
Total operating expenses	251	24,713	1,003	27,162
Loss from operations	(251)	10,421	(1,003)	7,972
Other income (expenses)
Interest income	-	-	-	-
Interest expense	(3,153)	(3,153)	(6,306)	(6,306)
Income (loss) before income taxes	(3,404)	7,268	(7,309)	1,666
Income taxes	-	-	-	-
Net income (loss)	$(3,404)	$7,268	$(7,309)	$1,666

Net income (loss) per share - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted average number of common shares
used to compute net loss per share-basic and diluted	874,500	873,970	874,500	873,970

Comprehensive Income (Loss)
Net income (loss)	$(3,404)	$7,268	$(7,309)	$1,666
Foreign currency translation adjustment	-	-	-	-
Compensive income (loss)	$(3,404)	$7,268	$(7,309)	$1,666

See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
Cash Flows from Operating Activities:	2012	2011

Net income (loss)	$(7,309)	$1,666

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	244	-
Stock-based compensation	497	4,480
Changes in operating assets and liabilities
Accounts payable and accrued expenses payable	6,692	6,306
Net cash provided by operating activities	124	12,452

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Increase in cash and cash equivalents	124	12,452

Cash and cash equivalents, beginning of the period	170	58
Cash and cash equivalents, end of the period	$294	$12,510

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Schedule of non-cash financing activitity:
June 2012 and June 2011 payments of prior year accrued audit fees by Company stockholders on behalf of Company pursuant to Escrow Agreements executed for contemplated sale of their common stock	$5,000	$10,000

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,580,407 since inception and has a working capital deficiency of $ (3,079,100) as at June 30, 2012. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months period ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

June 30, 2012

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

June 30, 2012

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

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income (loss).

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling ("GBP"). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at period-end exchange rates ($ 1.6013 and $1.5686 at June 30, 2012 and December 31, 2011, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.5759 and $1.6165 for the six months ended June 30, 2012 and 2011, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

Note 3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	June 30, 2012	December 31, 2011
Furniture, Fixtures and Equipment	$2,440	$2,440
Accumulated depreciation	(366)	(122)
Net	$2,074	$2,318

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	June 30, 2012	December 31, 2011
Vendors and service providers:
2-Track Global, Inc.	$75,209	$80,209
2-Track U.S.A., Inc. Korea office (including Korea
tax withheld of $59,703 and $59,703, respectively)	59,703	59,703
2-Track U.S.A., Inc. other	802,308	795,616
2-Track Limited	302,447	302,447
Accrued interest payable	39,760	39,760
Total	$1,279,427	$1,277,735

The Company believes that the liabilities relating to 2-Track Limited were effectively discharged as a result of its liquidation on February 17, 2009. As statutory time periods for objections run, the Company will reduce the respective liabilities and recognize other income.

Note 5. AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of:

	June 30, 2012	December 31, 2011
Unpaid compensation:
Chief executive officer	$78,384	$78,384
Consultant and former director	440,000	440,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	295,811	295,811
Consultant and former director	1,206	1,206
Former director	5,089	5,089
Brother of chief executive officer	561,747	561,747
Total	$1,394,237	$1,394,237

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

Note 6. LOANS PAYABLE

Loans payable consist of:

	June 30, 2012	December 31, 2011
Due Octagon Investments, S.A., interest at 5%, due on
demand, convertible into shares of common stock at a
price of $0.39 per share	$100,000	$100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due to Company’s former technical director,
interest at 0%, due on demand	46,000	46,000
Advance payable to service provider, interest at 0%, due on demand	1,083	1,083
Due to an unrelated party, interest at 2%, due on demand	230,722	230,722
Total	$405,805	$405,805

Note 7. INCOME TAXES

No provision for income taxes was recorded in the six months ended June 30, 2012 and 2011 since TOTG, TTNY and Limited had taxable losses in these periods.

Based on management's assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of June 30, 2012 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2033.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2012 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012

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

June 30, 2012

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

Stock option transactions under the 2006 Plans for the three months ended March 31, 2012 and for the year ended December 31, 2011 are summarized as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Options outstanding, beginning of year	729	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	-	(3,557)
Options outstanding, end of the period	729	729
Options exercisable, end of the period	729	729

The exercise price of the remaining 729 (51,000 pre-split) outstanding options at June 30, 2012, which expire March 24, 2014, is $14.70 per share ($0.21 pre-split per share). The aggregate intrinsic value of the outstanding options at June 30, 2012 and December 31, 2011 is $0 and $0, respectively.

For the six months ended June 30, 2012 and 2011, stock options expense charged to operations was $497 and $2,240, respectively. At June 30, 2012, the unrecognized compensation expense was $0.

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

Business Operations Overview

Technical Roll-Out

During the quarter ended June 30, 2012 2-Track continued to enhance its ASP services and adding new alerting features, reports and stabilizing the platform for use with larger scale applications.

In addition, we continue to analyze new software for upgrading our capability to support new device types.

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

Results of Operation

Three-Month Period Ended June 30, 2012 versus 2011

During the quarter ended June 30, 2012, we had no revenues compared to $76,902 of revenue for the same quarter of 2011. The decreased revenue was attributable to the decreased sales in India and Nigeria where we had hoped to generate ongoing sales revenue. Cost of sales decreased to zero for the second quarter of 2012 compared to $41,768 for the second quarter of 2011. The decrease in cost of sales was commensurate with the lack of sales during the second quarter of 2012. Gross profit was zero in the second quarter of 2012 compared to $35,134 for the same quarter of 2011 reflecting the substantially higher sales revenue for the second quarter of 2011. Cost of sales as a percentage of sales decreased from 54% in 2011 to zero in the second quarter of 2012. The decrease in gross profit in the current quarter is due to the lack of any sales revenue or cost of sales compared to sales revenue in the second quarter of 2011.

Operating expenses decreased significantly from $24,713 for the quarter ended June 30, 2011 to $251 for the same quarter in 2012. Operating expenses consisting of selling expenses incurred by the Company’s CEO decreased significantly from $24,713 in the second quarter of 2011 down to $129 for the same quarter of 2012 as the Company sought to reduce expenditures until revenues were realized. The Company incurred no research and development expenses or professional and consulting fees due to the need to curtail such expenses as a result of the Company’s financial condition.

We incurred a net loss of $3,404 for the quarter ended June 30, 2012 compared to net income of $7,268 for the same quarter in 2011. The net loss in the second quarter of 2012 is a result of a lack of sales revenue during the current fiscal quarter.

Six-Month Period Ended June 30, 2012 versus 2011

2-Track had no revenues for the six months ended June 30, 2012 compared to $76,902 of revenue realized for the six months ended June 30, 2011 of which 80% of these 2011 revenues came from two customers. Cost of goods sold was zero for the first six months of 2012 compared to $41,768 of cost of goods sold for the same six month period of 2011 which is commensurate with the absence of sales revenue during 2012. Cost of goods sold as a percentage of sales decreased from 54% for the first six months of 2011 to zero in the same period of 2012. Gross profit was zero for the first six months of 2012 compared to $35,134 for the same period of 2011 reflecting the much higher sales revenue in the second quarter of 2011.

Operating expenses decreased substantially to $1,003 for the six months ended June 30, 2012 from $27,162 for the same period in 2011. The sharp decrease was due primarily to the decreased expenses relating to selling and administrative expenses as the Company sought to reduce overall operating expenses. The Company had no research and development costs or professional and consulting fees during the first six months of 2012 and 2011 reflecting the Company’s lack of operating capital. The Company had a net loss for the six months ended June 30, 2012 of $7,309 compared to net income of $1,666 recorded for the same period of 2011 primarily due to higher sales revenue during the first six months of 2011.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2012, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC’s Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of June 30, 2012, 2-Track had an accumulated deficit of $5,580,407.  At June 30, 2012, 2-Track had cash and cash equivalents of $294 and a working capital deficit of $3,079,100.  With this operating deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the second quarter of 2012, we did not raise any outside capital investments.

We hope to secure a minimum of $500,000 in additional working capital during fiscal year 2012 to fund our business development and growth.  It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

Due to our limited cash flow and history of operating losses, it is unlikely that we could obtain financing through commercial or banking sources. Consequently, we are dependent on continuous cash infusions from major investors, debt financing and the exercise of outstanding options in order to fund our current operations. If these sources of capital were unwilling or unable to provide additional working capital to us, we would probably not be able to sustain our full range of operations and could jeopardize our ability to continue operations.  There is no written agreement or contractual obligation which would require our past funding sources to fund our future operations up to certain amounts or indeed continue to finance our operations at all.  Although we believe that current and/or future investors will continue to fund our expenses, there is no assurance that such investors will continue to fund our ongoing operations or the terms upon which such investments will be made.

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

Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 accurately present our financial condition, results of operations and cash flows in all material respects.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

2-Track sold no unregistered securities during the quarter ended June 30, 2012.

ITEM 5.	OTHER INFORMATION

Subsequent to the quarter covered by this report, a Stock Purchase Agreement relating to the outstanding common stock of 2-Track Global, Inc. was entered into on August 12, 2012 between World Capital Market (as Buyer) and eleven 2-Track stockholders (as Sellers) who together own approximately 519,281 common shares representing approximately 59% of 2-Track’s total shares outstanding. On August 12, 2012, World Capital Market (“Buyer”) and Woosun (Mike) Jung, TOTG’s chief executive officer, (“Jung”) and 10 other TOTG stockholders (“Other Sellers”, and with Jung collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”). The Agreement provides for the Sellers’to sell a total of 519,281 shares of TOTG common stock, representing approximately 59% of the 874,500 issued and outstanding shares of TOTG common stock, to the Buyer for a total of $130,000 cash, of which a total of $45,000 is to be paid in satisfaction of accounts payable due TOTG’s law firm and independent registered public accounting firm. Closing of the Agreement is subject to satisfaction on or before August 15, 2012 (as extended to August 29, 2012) of certain conditions precedent to closing, including TOTG’s filing of certain periodic reports with the Securities and Exchange Commission.

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

