Form 10-Q
period 2012-09-30
2-Track Global, Inc.
filed 2012-12-11
CIK 1174290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

 _______________ to _______________

Commission File Number    000-50168

2-TRACK GLOBAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	41-2036671
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

716 Newman Springs Road, Ste. 307 Lincroft, New Jersey	07738
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:	(646) 450-6260

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]    No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

The number of shares of the issuer’s common stock outstanding as of November 30, 2012 was 874,500.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	F-1

Consolidated Statements of Operations for the Three and Nine months ended September 30, 2012 and 2011 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 (Unaudited)	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

3

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$178	$170
Prepaid expenses	75	75
Total Current Assets	253	245

Property and equipment, net of accumulated depreciation	1,952	2,318
Total Assets	$2,205	$2,563

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses payable	$1,226,894	$1,277,735
Amounts due to related parties and former directors	1,394,237	1,394,237
Loans payable	339,681	405,805
Total Current Liabilities	2,960,812	3,077,777

Stockholders’ Deficiency
Preferred stock, par value $0.001 per share; authorized 5,000,000 shares, none issued	-	-
Common stock, par value $0.001 per share; authorized 75,000,000 shares, issued and outstanding 874,500 and 874,500 shares, respectively	874	874
Additional paid-in capital	2,597,476	2,480,312
Accumulated deficit	(5,573,655)	(5,573,098)
Accumulated other comprehensive income	16,698	16,698
Total Stockholders’ Deficiency	(2,958,607)	(3,075,214)
Total Liabilities & Stockholders’ Deficiency	$2,205	$2,563

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in US Dollars)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$-	$-	$76,902
Cost of sales	-	-	-	41,768
Gross profit	-	-	-	35,134

Operating expenses:
Selling, general and administrative, including legal and audit fees of $17,847 in both of the 2012 periods	17,976	20,793	18,735	37,321
Depreciation of property and equipment	122	-	366	-
Total operating expenses	18,098	20,793	19,101	37,321
Loss from operations	(18,098)	(20,793)	(19,101)	(2,187)
Other income (expenses)
Gain from settlement of legal fees in connection with change in control	28,620	-	28,620
Interest income	-	-	-	-
Interest expense, including accretion of debt discount of $543, $0, $543, and $0, respectively	(3,771)	(3,153)	(10,077)	(9,457)
Income (loss) before income taxes	6,752	(23,946)	(557)	(11,644)
Income taxes	-	-	-	-
Net income (loss)	$6,752	$(23,946)	$(557)	$(11,644)

Net loss per share - basic and diluted	$0.01	$(0.03)	$(0.00)	$(0.01)

Weighted average number of common shares used to compute net loss per share-basic and diluted	874,500	873,970	874,500	873,970

Comprehensive Income (Loss)
Net income (loss)	$6,752	$(23,946)	$(557)	$(11,644)
Foreign currency translation adjustment	-	-	-	-
Comprehensive income (loss)	$6,752	$(23,946)	$(557)	$(11,644)

See notes to consolidated financial statements

2-TRACK GLOBAL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities:

Net income (loss)	$(557)	$(11,644)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	366	-
Stock-based compensation	497	6,348
Accretion of debt discount	543	-
Changes in operating assets and liabilities
Inventories	-	(3,510)
Accounts payable and accrued expenses payable	(841)	9,430
Net cash provided by operating activities	8	624

Cash Flows from Investing Activities:

Property and equipment additions	-	(2,440)
Intangible assets additions	-	-
Net cash used in investing activities	-	(2,440)

Cash Flows from Financing Activities:

Proceeds from loans payable	-	3,800
Net cash provided by financing activities	-	3,800
Increase in cash and cash equivalents	8	1,984

Cash and cash equivalents, beginning of period	170	58
Cash and cash equivalents, end of period	178	2,042

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Schedule of non-cash financing activity:
Payment of Company legal and audit fees by parties to stock purchase agreements	$50,000	$10,000
Debt discount of $100,000 Convertible 6% Subordinated Promissory Note issued to Pacific, Inc.	$66,667	$-

See notes to consolidated financial statements

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Note 1. ORGANIZATION AND BUSINESS OPERATIONS

2-Track Global, Inc. (“TOTG”) was incorporated in the state of Nevada on March 12, 2002 under the name ECP Ventures, Inc. From March 12, 2002 (inception) to November 30, 2004, TOTG pursued mineral exploration activities. Since November 30, 2004, TOTG has been a holding company.

On November 30, 2004, TOTG acquired 2-Track Limited (“Limited”), a British corporation formed in October 2002, in exchange for 18,000,000 shares (257,143 pre-split shares) of TOTG’s common stock (representing 60% of TOTG’s issued and outstanding common stock after the exchange transaction). Until November 17, 2008, Limited sold computer applications primarily used by customers for vessel and vehicle fleet management. On November 17, 2008, the Company decided to liquidate Limited and transferred certain assets, liabilities, and operations to 2-Track U.S.A., Inc. (“TTNY”), another wholly owned subsidiary of TOTG, which was incorporated in the state of New York on January 4, 2007. TTNY sells devices and software applications primarily used by business customers for security purposes.

The accompanying consolidated financial statements include the accounts of TOTG and its wholly owned subsidiaries Limited and TTNY (collectively, the “Company”). All inter-company accounts and transactions have been eliminated in consolidation.

Effective October 14, 2011, TOTG effected a 1-for-70 reverse stock split which reduced the number of issued and outstanding shares of TOTG common stock from 61,177,850 shares to 873,970 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses of $5,573,655 since inception and has a working capital deficiency of $ (2,960,560) as at September 30, 2012. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months period ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TOTG and its subsidiaries Limited and TTNY (collectively, the “Company”). All inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company depreciates its furniture, fixtures and equipment using the straight-line method over the assets’ estimated useful lives.

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

September 30, 2012

(Unaudited)

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

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with ASC topic no. 260, “Earnings per Share”. ASC topic no. 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Disclosure about Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2012 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

Comprehensive Income

Except for foreign currency translation adjustments, the Company has no items that represent other comprehensive income (loss).

Foreign Currency Translation

The functional currency of TOTG and TTNY is the United States dollar. The functional currency of Limited is the United Kingdom pound sterling (“GBP”). The reporting currency of the Company is the United States dollar. Limited assets and liabilities are translated into United States dollars at period-end exchange rates ($ 1.6164 and $1.5686 at September 30, 2012 and December 31, 2011, respectively). Limited revenues and expenses are translated into United States dollars at weighted average exchange rates for the period ($ 1.5863 and $1.6146 for the nine months ended September 30, 2012 and 2011, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Note 3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Furniture, Fixtures and Equipment	$2,440	$2,440
Accumulated depreciation	(488)	(122)
Net	$1,952	$2,318

Note 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES PAYABLE

Accounts payable and accrued expenses payable consist of:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Vendors and service providers:
2-Track Global, Inc.	$19,435	$80,209
2-Track U.S.A., Inc. Korea office (including Korea tax withheld of $59,703 and $59,703, respectively)	59,703	59,703
2-Track U.S.A., Inc. other	796,016	795,616
2-Track Limited	302,447	302,447
Accrued interest payable	49,293	39,760
Total	$1,226,894	$1,277,735

The Company believes that the liabilities relating to 2-Track Limited were effectively discharged as a result of its liquidation on February 17, 2009. As statutory time periods for objections run, the Company will reduce the respective liabilities and recognize other income.

Note 5. AMOUNTS DUE TO RELATED PARTIES AND FORMER DIRECTORS

Amounts due to related parties and former directors consist of:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Unpaid compensation:
Former chief executive officer (November 30, 2004 to August 29, 2012) and current director	$78,384	$78,384
Consultant and former director	440,000	440,000
Former director	12,000	12,000

Advances payable (non-interest bearing, due on demand):
Chief executive officer	295,811	295,811
Consultant and former director	1,206	1,206
Former director	5,089	5,089
Brother of former chief executive officer	561,747	561,747
Total	$1,394,237	$1,394,237

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Total compensation costs accrued to related parties and former directors (and included in research and development expenses) for the nine months ended September 30, 2012 and 2011 were $0 and $0, respectively.

Note 6. LOANS PAYABLE

Loans payable consist of:

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Convertible Subordinated 6% Promissory Note due Pacific, Inc., interest at 6%, due September 30, 2013, convertible into shares of TOTG common stock at a conversion price per share equal to 60% of the average closing bid price per share for the ten trading days prior to the notice of conversion (but no less than $0.001 per share) – less unamortized debt discount of $66,124 at September 30, 2012	$33,876	$-
Due Octagon Investments, S.A., interest at 5%, due on demand, convertible into shares of common stock at a price of $0.39 per share	-	100,000
Due investor, interest at 10.7%, due on demand	28,000	28,000
Due to Company’s technical directors, interest at 0%, due on demand	46,000	46,000
Advance payable to service provider, interest at 0%, due on demand	1,083	1,083
Due to an unrelated party, interest at 2%, due on demand	230,722	230,722
Total	$339,681	$405,805

As discussed in Note 10, Octagon Investment, S.A. assigned its $100,000 convertible note owed by TOTG to World Capital Market (“World”) on August 29, 2012, who subsequently assigned the $100,000 convertible note to Pacific, Inc. for no consideration on August 29, 2012. On September 27, 2012, the outstanding $100,000 convertible note was converted into a new $100,000 Convertible Subordinated 6% Promissory Note (the “New Note”). World Capital Market and Pacific, Inc. are controlled by the same individual.

The New Note bears interest at 6%, is due September 30, 2013, and is convertible into shares of TOTG common stock at a conversion price per share equal to 60% of the average closing bid price per share for the ten trading days prior to the notice of conversion (but no less than $0.001 per share). The Holder of the New Note is not entitled to convert an amount that would result in its beneficial ownership exceeding 4.99% of the outstanding shares of TOTG common stock. The conversion price is subject to adjustment in the event that TOTG changes the Common Stock into the same or a different number of securities of any class or classes by reclassification or otherwise. Following the occurrence and during the continuance of an Event of Default, interest on the New Note is to be automatically increased to a rate of 10%, which interest is payable in cash or Common Stock at the option of TOTG. If an Event of Default occurs and is continuing beyond any applicable grace period, the holder of the New Note may at its option require TOTG to make a Default Payment equal to 105% of the outstanding principal amount of the New Note, plus accrued but unpaid interest, all other fees then remaining unpaid, and all other amounts payable under the New Note.

The Company calculated $66,667 for the intrinsic value of the beneficial conversion feature of the New Note (based on the last trade price of $0.01 per share on December 12, 2011) and recorded the $66,667 beneficial conversion feature as a debt discount and as an addition to additional paid-in capital on September 27, 2012. The debt discount is being amortized to interest expense over the 368 days term of the New Note.

Note 7. INCOME TAXES

No provision for income taxes was recorded in the nine months ended September 30, 2012 and 2011 since TOTG, TTNY and Limited had taxable losses in these periods.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Based on management’s assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the United States net operating loss carry forwards as of September 30, 2012 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forwards expire in varying amounts from year 2022 to 2033.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2012 for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9. COMMON STOCK, PREFERRED STOCK, AND STOCK OPTIONS

Common Stock

On October 11, 2010, the Company issued 71,429 (5,000,000 pre-split) shares of its common stock to Curing Capital Inc. for investor relations services rendered. Accordingly, $10,000 of service compensation has been recorded in the Selling, General and Administrative expenses in the year ended December 31, 2010. The $10,000 value is based on 71,429 post-split shares of common stock at the October 11, 2010 adjusted closing trading price of $0.14 per share.

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

In January 2006, the Company adopted a stock incentive plan in order to provide an incentive to eligible employees and officers of the Company. The Employee Stock Incentive Plan is a qualified plan authorizing the issuance of up to 42,857 (3,000,000 pre-split) shares pursuant to the Plan. Awards are in the form of incentive stock options or restricted stock awards and are to be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

The Non-Employee Directors and Consultants Retainer Stock Incentive Plan is a non-qualified plan authorizing the issuance of up to 42,857 (3,000,000 pre-split) shares pursuant to the Plan. Awards are in the form of stock options or restricted stock awards and are to be administered by a compensation committee or, in the absence of such committee, by the Board of Directors. The Plan has a term of ten years.

2-TRACK GLOBAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Stock option transactions under the 2006 plans for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are summarized as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(Unaudited)	(Audited)
Options outstanding, beginning of year	729	4,286
Granted	-	-
Exercised	-	-
Forfeited/expired	-	(3,557)
Options outstanding, end of the period	729	729
Options exercisable, end of the period	729	729

The exercise price of the remaining 729 (51,000 pre-split) outstanding options at September 30, 2012, which expire March 24, 2014, is $14.70 per share ($0.21 pre-split per share). The aggregate intrinsic value of the outstanding options at September 30, 2012 and December 31, 2011 is $0 and $0, respectively.

For the nine months ended September 30, 2012 and the year ended December 31, 2011, stock options expense charged to operations was $497 and $2,240, respectively. At September 30, 2012, the unrecognized compensation expense was $0.

Note 10. COMMITMENTS AND CONTINGENCIES

On March 29, 2012 the SEC initiated an Administrative Proceeding against six companies including 2-Track, seeking to deregister each company’s class of stock registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”) due to the number of delinquent reports not filed by each company. After two Prehearing Conferences with the SEC, the second being held on July 16, 2012 at which time 2-Track was unable to bring all of its 1934 Act reports current, the SEC issued an Initial Decision dated July 24, 2012 revoking 2-Track’s common stock registration under Section 12 of the 1934 Act. The Initial Decision became final on August 15, 2012 and declared effective on September 7, 2012.

On August 12, 2012, World Capital Market (“Buyer”) and Woosun (Mike) Jung, TOTG’s chief executive officer, (“Jung”) and 10 other TOTG stockholders (“Other Sellers”, and with Jung collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”). The Agreement provided for the Sellers’ sale of a total of 519,281 shares of TOTG common stock, representing approximately 59% of the 874,500 issued and outstanding shares of TOTG common stock, to the Buyer for a total of $130,000 cash. The transaction closed on August 29, 2012 and the $130,000 was disbursed as follows: $35,000 to the Sellers, $10,000 to Octagon Investment S.A. for the Assignment of Indebtedness of $100,000 debt owed by the Company to Octagon (see Note 7) to Buyer, $30,000 to the Company’s law firm, $20,000 to the Company’s independent registered public accounting firm, and $35,000 was retained by the Buyer to pay other future transaction expenses designated by Buyer. To date, the $35,000 has not been spent by the Buyer.

Note 11. GAIN ON SETTLEMENT OF LEGAL FEES IN CONNECTION WITH CHANGE IN CONTROL

Coincident with the change in control of the Company on August 29, 2012 (see Note 10), the Company’s attorney agreed to accept $30,000 ($5,000 received on August 1, 2012, $25,000 received on August 29, 2012) in satisfaction of the $58,620 accounts payable balance due him. Accordingly, the Company recognized a $28,620 gain from this one time non-recurring settlement in the three months ended September 30, 2012.

Note 12. SUBSEQUENT EVENT

On October 26, 2012, the Company filed a Form 10 with the Securities and Exchange Commission to register our common stock pursuant to Section 12(g) of the 1934 Act.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like 2-Track “expects,” “anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from 2-Track’s expressed expectations because of risks and uncertainties about the future. 2-Track does not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of 2-Track’s business are discussed throughout this Form 10-Q and should be considered carefully.

Plan of Operation for the Next Twelve Months

2-Track conducts its business primarily through its wholly-owned subsidiary 2-Track U.S.A., Inc. (“TTNY”). TTNY is now the primary operating entity of 2-Track. 2-Track also maintains a sales and research facility in New Jersey. 2-Track has been engaged in developing and marketing asset tracking and security technologies.

Business Operations Overview

Technical Roll-Out

During the quarter ended September 30, 2012 2-Track continued to enhance its ASP services and adding new alerting features, reports and stabilizing the platform for use with larger scale applications.

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

Results of Operation

Three-Month Period Ended September 30, 2012 versus 2011

During the quarter ended September 30, 2012 and 2011, we had no revenues. The lack of revenue was attributable to the absence of sales in India and Nigeria where we had hoped to generate ongoing sales revenue. Cost of sales decreased to zero for the third quarter of 2012 and 2011. The decrease in cost of sales was commensurate with the lack of sales during the third quarters of 2012 and 2011. Due to the lack of sales revenue the Company had no gross profit to report for either the third quarter of 2012 or 2011.

Operating expenses were $20,793 for the quarter ended September 30, 2011 compared to $18,098 for the same quarter in 2012. Most of the operating expenses for both the third quarter of 2012 and 2011 related to legal and audit fees. The Company continues to seek to reduce expenditures until revenues are realized. The Company incurred no research and development expenses or professional and consulting fees due to the need to curtail such expenses as a result of the Company’s financial condition.

We earned a net income of $6,752 for the quarter ended September 30, 2012 compared to a net loss of $23,945 for the same quarter in 2011. The net income for 2012 was due to a gain from a one-time, non-recurring event from the settlement of legal fees owed.

Nine-Month Period Ended September 30, 2012 versus 2011

2-Track had no revenues for the nine months ended September 30, 2012 compared to $76,902 of revenue realized during the nine months ended September 30, 2011 of which 80% of these 2011 revenues came from two customers. Cost of goods sold was zero for the first nine months of 2012 compared to $41,768 of cost of goods sold for the same nine month period of 2011 which is commensurate with the absence of sales revenue during 2012. Cost of goods sold as a percentage of sales decreased from 54% for the first nine months of 2011 to zero in the same period of 2012. Gross profit was zero for the first nine months of 2012 compared to $35,134 for the same period of 2011 reflecting the much higher sales revenue for the nine months ended September 30, 2011.

Operating expenses decreased substantially to $19,101 for the nine months ended September 30, 2012 from $37,321 for the same period in 2011. The sharp decrease was due primarily to the decreased expenses relating to selling and administrative expenses as the Company sought to reduce overall operating expenses. The Company had no research and development costs or professional and consulting fees during the first nine months of 2012 and 2011 reflecting the Company’s lack of operating capital. The Company had a loss from operations of $19,101 for first nine months of 2012 compared to a $2,187 operating loss for the same period of 2011 due to sales revenue recorded in 2011. The Company had a net loss for the nine months ended September 30, 2012 of $557 compared to a net loss of $11,644 recorded for the same period of 2011 primarily due to a one-time, non-recurring gain realized on the settlement of legal fees of $28,620 in 2012 in connection with the change in Company control, offset by interest expense of $10,077 and no gross profit earned on sales in 2012 versus interest expense of $9,457 and $35,134 of gross profit earned in 2011.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2012, 2-Track did not engage in any off-balance sheet arrangements as defined in Item 303 (a) of the SEC’s Regulation S-K.

Liquidity and Sources of Capital

2-Track has incurred operating losses since its inception, and, as of September 30, 2012, 2-Track had an accumulated deficit of $5,573,655. At September 30, 2012, 2-Track had cash and cash equivalents of $178 and a working capital deficit of $2,958,607. With this operating deficit, 2-Track will require additional debt or equity capital to cover its business plan and growth, and the repayment of debt obligations. During the third quarter of 2012, we did not raise any outside capital investments.

We hope to secure a minimum of $100,000 in additional working capital during the remainder of fiscal year 2012 to fund our business development and growth. It is our intention to pursue other equity and debt-based funding strategies through the issuance of additional stock and/or long-term borrowing commensurate with a responsible level of debt.

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

2-Track’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, 2-Track’s accountants’ evaluate the estimates, including, but not limited to, those related to revenue recognition. 2-Track uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

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

Our management periodically assesses the effectiveness of 2-Track’s internal control over financial reporting. Based on this assessment, including testing, our management determined that as of the quarter ended September 30, 2012 our internal controls over financial reporting were effective in timely alerting management to material information relating to 2-Track that is required to be included in its periodic SEC reports and to ensure that information required to be disclosed in its periodic SEC reports is accumulated and communicated to its management, including 2-Track’s CEO/CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in 2-Track’s internal control over financial reporting. Management had the following material weaknesses in 2-Track’s financial reporting for its 2012 operations:

1.	Deficiencies in segregation of duties. The Company lacked adequate segregation of duties in our financial reporting process, as it had only one officer serving in all officer positions who is not a certified public accountant, yet was responsible for performing substantially all internal accounting and financial reporting functions as CFO.
2.	2-Track Global utilizes an outside, part-time bookkeeper located in South Korea to prepare its financial statements which sometimes results in delayed financial reports and often significant revisions by 2-Track’s accounting firm to bring such financial reports up to SEC standards.
3.	Deficiencies in 2-Track’s written financial reporting procedures. The Company had insufficient written policies and procedures in place for accounting and financial reporting which resulted in inconsistent preparation and review of account reconciliations and analyses on a timely basis.
4.	The Company did not have an Audit Committee which would normally independently monitor and review 2-Track’s financial reporting process.

The remedial measures set forth below, along with adequate funding from the Company’s new majority owner, is expected to result in 2-Track’s ability to reestablish reliable recording, processing, summarizing and filing of business and financial information within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

To address and remediate these material weaknesses discussed above, the Company has implemented the following changes to our internal controls over financial reporting during the period covered by this report:

To remedy the material weakness concerning deficiencies in segregation of duties and part time bookkeeper, on August 29, 2012 the sole Director, Mr. Jung, appointed two additional directors, Rudolf Dominic Contreras and Juanzi Cui. In addition, Ms. Cui was appointed the new CEO/President of the Company and Mr. Contreras was appointed the Company’s new CFO/Secretary, with Mr. Jung continuing as COO of the Company. As a result the Company has now diversified and separated the duties of CEO and CFO to more effectively monitor the Company’s internal accounting and financial reporting functions. To address the part-time bookkeeper located outside the US, the Company has taken steps to consolidate its bookkeeping functions in the US to more efficiently track, compile and report the Company’s financial activities.

For the material weakness concerning deficiencies in the financial reporting process, as of September 12, 2012 the Company’s Board of Directors adopted new written Financial Disclosure Controls and Procedures to better manage its internal accounting and financial reporting functions.

To address the material weakness concerning our lack of an Audit Committee, on September 12, 2012 the Company’s Board appointed Ms. Cui and Mr. Contreras to as members of the Audit Committee. While neither Ms. Cui nor Mr. Contreras are deemed to be “independent Directors”, they will nevertheless provide an important link between the Company and its outside accountants. The Audit Committee will carry out its financial review functions and interact with the Company’s independent public accounting firm more effectively and timely.

With our recent actions to address the material weaknesses as identified in this report, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 accurately present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

Other than the implementation of new Financial Disclosure Controls and Procedures and the other remedial actions discussed above, there have been no significant changes in 2-Track’s internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect 2-Track’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On March 29, 2012 the SEC initiated an Administrative Proceeding against six companies including 2-Track, seeking to deregister each company’s class of stock registered under Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”) due to the number of delinquent reports not filed by each company. After two Prehearing Conferences with the SEC, the second being held on July 16, 2012 at which time 2-Track was unable to bring all of its 1934 Act reports current, the SEC issued an Initial Decision dated July 24, 2012 revoking 2-Track’s common stock registration under Section 12 of the 1934 Act. 2-Track’s deregistration under the 1934 Act became effective on September 7, 2012. While 2-Track continues to file reports pursuant to Section 15(d) of the 1934 Act, on October 26, 2012 2-Track filed a Form 10 to re-register its common stock under Section 12(g) of the 1934 Act.

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

The success of our technology based business will depend on several factors including:

●	Our ability to maintain competitive prices which provide desired profit margins and expanding our product line;

●	Our success in further developing our Condor product lines for US and other markets as well as commercial industry;

●	Our ability to increase consumer awareness of our products and services;

●	Our ability to provide comprehensive solutions which satisfy current and future anti-terrorism government regulation applicable to national and international commerce.

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

We are competing in the global tracking and monitoring market, a market characterized by intense competition from both established companies and start-up companies. Since the market demands competitive prices and capabilities, our success depends in part on our ability to enhance existing products and introduce new technologies. This requires us to accurately predict future technology and pricing trends. Unexpected changes in technological standards, the rate of technology adoption, customer demand and pricing of competitive products could adversely affect our operating results if we are unable to respond effectively to such changes. Furthermore, our inability to fund current product research and development will inhibit our ability to enhance existing products and introduce new technologies.

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

In addition to the above, since September 7, 2012, 2-Track’s common stock has not been eligible for trading on any securities market. Consequently stockholders may not be able to buy or sell 2-Track’s common stock at the times or on the terms desired.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

On September 27, 2012, 2-Track issued a convertible promissory note in the amount of $100,000 to one investor. The convertible note bears interest of 6% per annum and is due and payable on September 30, 2013(the “Note”). The Note can be converted, at creditor’s option, into restricted shares of 2-Track’s common stock at a conversion rate of 60% of the average closing bid price per share of 2-Track’s common stock for the ten trading days prior to the date of conversion. The issuance of the Note was made without any public solicitation to one entity and was acquired for investment purposes only. The purchaser had access to complete information about 2-Track and was deemed capable of evaluating the merits and risks of acquiring the convertible note of 2-Track. The Note was issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. The Note is deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on conversion and resale.

ITEM 5.      OTHER INFORMATION

A Stock Purchase Agreement relating to a majority of the outstanding common stock of 2-Track Global, Inc. was entered into on August 12, 2012 between World Capital Market (as Buyer) and eleven 2-Track stockholders (as Sellers) who together own approximately 519,281 common shares representing approximately 59% of 2-Track’s total shares outstanding. Consummation of the transaction was conditioned on a number of items including the requirement that 2-Track file all delinquent Form 10-K Reports and Form 10-Q Reports for the fiscal quarters ended September 30, 2011, March 31, 2012 and June 30, 2012. The required Reports were transmitted to the SEC on August 29, 2012 and the stock purchase transaction closed on August 29, 2012.

ITEM 6.      EXHIBITS

(a)	The following documents are filed as exhibits to this report:

Exhibits

	31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2-TRACK GLOBAL, INC.

Dated: December 11, 2012	/s/ Juanzi Cui
Juanzi Cui
Chief Executive Officer

Dated: December 11, 2012	/s/ Rudolf Contreras
Rudolf Contreras
Chief Financial Officer

